Form 10-Q
period 1999-06-30
FIRSTSERVICE CORP
filed 1999-08-12
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From __ to ____

                                  --------------------

                             Commission File Number 0-24762

                            FIRSTSERVICE CORPORATION
             (Exact name of registrant as specified in its charter)

       ONTARIO, CANADA                                     NOT APPLICABLE
     (Province or other                                   (I.R.S. employer
jurisdiction of incorporation                         identification number, if
      or organization)                                       applicable)

                                 1140 BAY STREET
                                   SUITE 4000
                                TORONTO, ONTARIO
                                 CANADA M5S 2B4
                                 (416) 960-9500
    (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

                            FIRSTSERVICE CORPORATION
                          580 VILLAGE BLVD., SUITE 330
                         WEST PALM BEACH, FLORIDA 33409
                                     U.S.A.
                                 (561) 697-9983
 (NAME, ADDRESS AND TELEPHONE NUMBER OF AGENT FOR SERVICE IN THE UNITED STATES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

Subordinate Voting Shares 12,933,180 as of June 30, 1999.

                            FIRSTSERVICE CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999

                                      INDEX


PART 1. FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements                                PAGE
                                                                                               ----
                    a)     Earnings Statements
                           For the Three Months Ended June 30, 1999 and 1998...............      1

                    b)     Balance Sheets
                           As of June 30, 1999 and March 31, 1999...........................     2

                    c)     Cash Flows Statements
                           For the Three Months Ended June 30, 1999 and 1998................     3

                    d)     Notes to Financial Statements....................................     4


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................     6


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K........................................   10




Signature...................................................................................    11



Exhibit Index...............................................................................    12

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. dollars except per share data)
(Unaudited)

                                                                         For the three months
                                                                            ended June 30
                                                                       1999                1998
------------------------------------------------------------------------------------------------
Revenues                                                            $84,907             $64,686

Cost of revenues                                                     56,070              42,836
Selling, general and administrative expenses                         17,593              12,736
Depreciation                                                          1,470               1,192
Amortization                                                            814                 629
Interest                                                              1,763               1,302
------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                    7,197               5,991

Income taxes                                                          2,859               2,406

------------------------------------------------------------------------------------------------
Earnings before minority interest                                     4,338               3,585

Minority interest share of earnings                                     754                 382
------------------------------------------------------------------------------------------------

Net earnings                                                         $3,584              $3,203
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Earnings per share:                     Basic                          0.28                0.26

                                        Diluted                        0.26                0.24

Weighted average shares outstanding:    Basic                        12,924              12,346
   (000's)
                                        Diluted                      13,788              13,263

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

                                                                       As at June 30        As at March 31
                                                                                1999                  1999
-----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)             (Audited)
ASSETS
CURRENT ASSETS
Cash                                                                         $10,290                $4,627
Accounts receivable, net                                                      54,321                41,360
Inventories                                                                    9,383                 7,969
Prepaids and other assets                                                      6,489                 8,475
-----------------------------------------------------------------------------------------------------------
                                                                              80,483                62,431
-----------------------------------------------------------------------------------------------------------

Other receivables                                                              4,391                 3,425
Fixed assets                                                                  27,605                25,847
Other assets                                                                   4,339                 3,429
Deferred income taxes                                                          1,839                   410
Goodwill                                                                     100,272                88,764
-----------------------------------------------------------------------------------------------------------
                                                                             138,446               121,875
-----------------------------------------------------------------------------------------------------------
                                                                            $218,929              $184,306
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT LIABILITIES
Accounts payable and other current liabilities                               $35,083               $27,737
Unearned revenue                                                              13,287                 6,099
Long-term debt - current                                                       2,572                 1,726
-----------------------------------------------------------------------------------------------------------
                                                                              50,942                35,562
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion                                          100,079                84,516
Deferred income taxes                                                            166                   319
-----------------------------------------------------------------------------------------------------------
                                                                             100,245                84,835
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Minority interest                                                              5,525                 4,889

Shareholders' equity
Capital stock                                                                 53,704                53,654
Receivables pursuant to company's share purchase plan                        (3,294)               (3,294)
Retained earnings                                                              9,751                 6,168
Cumulative other comprehensive income                                          2,056                 2,492
-----------------------------------------------------------------------------------------------------------
                                                                              62,217                59,020
-----------------------------------------------------------------------------------------------------------
                                                                            $218,929              $184,306
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

                                                                                For the three months ended
                                                                                         June 30
                                                                                 1999                 1998
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Earnings for the period                                                        $3,584               $3,203

Items not affecting cash
    Depreciation and amortization                                               2,284                1,821
    Deferred income taxes                                                         544                (575)
    Minority interest share of earnings                                           754                  382
    Other                                                                         110                   76
-----------------------------------------------------------------------------------------------------------
                                                                                7,276                4,907
Changes in working capital, net of acquisitions
    Accounts receivable                                                       (5,885)              (6,901)
    Inventories                                                               (1,413)                  470
    Prepaids and other                                                            736                  907
   Accounts payable and current liabilities                                     1,384              (3,495)
    Unearned revenue                                                            1,963              (1,093)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             4,061              (5,205)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses                                                     (5,822)             (25,435)
Increase in fixed assets                                                      (2,245)              (1,457)
(Increase) decrease in other assets                                             (160)                  121
Increase in other receivables                                                   (967)                (282)
-----------------------------------------------------------------------------------------------------------
Net cash used for investing                                                   (9,194)             (27,053)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in long-term debt                                                 11,833               25,571
Financing fees paid                                                             (531)                (741)
Issuance of subordinate voting shares                                              50                  638
Dividends paid to minority shareholders of subsidiaries                          (83)                 (71)
-----------------------------------------------------------------------------------------------------------
Net cash provided from financing                                               11,269               25,397
-----------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                (473)                4,504
-----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during the period              5,663              (2,357)

Cash and cash equivalents, beginning of period                                  4,627                2,629
--------------------------------------------------------------------- -- ------------- --- ----------------

Cash and cash  equivalents, end of period                                     $10,290                 $272
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

                            FIRSTSERVICE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

                                  (UNAUDITED)


1. DESCRIPTION OF THE BUSINESS - FirstService Corporation (the "Company") is a provider of property and business services to corporate, public sector and residential customers in the United States and Canada, principally in Ontario. The Company's operations are conducted through two principal operating divisions, Property Services and Business Services. The Property Services division includes community association management, security, franchising and lawncare and represented approximately 80% of the Company's revenues for the year ended March 31, 1999. The Business Services division provides outsourcing services such as transaction processing and literature fulfillment for corporations and government agencies.

2. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by FirstService Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the three months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1999 contained in the Company's annual information form included as an Exhibit to its Form 6-K for the month of August, 1999.

3. ACQUISITION - Effective June 1, 1999 the Company acquired American Pool Enterprises Inc. ("APE") which is the largest commercial swimming pool and recreation facility management operation in the U.S. APE, headquartered in Beltsville, Maryland, provides management, repair, maintenance and renovation services to more than 1,100 apartment, condominium and community association swimming pool and recreation facilities, through 11 branches in 9 States. APE generated revenues of $20 million for the year ended December 31, 1998.

         The results of operations of this acquisition have been included in the condensed consolidated financial statements included herein since the date of acquisition. This acquisition was accounted for using the purchase method of accounting. As a result, the purchase price has been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocation is preliminary and subject to adjustment.

4. ANNOUNCED ACQUISITIONS SUBSEQUENT to June 30, 1999 - On July 1, 1999, the Company acquired DDS Southwest Distribution Services Limited ("Southwest") through it's 89% owned subsidiary, DDS Distribution Services Limited. Southwest provides order processing and fulfillment, kit preparation, invoicing and accounts receivable collection to customers in the educational publishing industry. The acquired company generated revenues of approximately $8 million for the year ended December 31, 1998.

5. LONG-TERM DEBT - On April 1, 1998, the Company amended and restated its lending agreement increasing credit availability by approximately U.S. $30.0 million and splitting the facilities into tranches of Cdn. $50.0 million and U.S. $130 million. The amended facilities which will be used for acquisitions, capital expenditures and working capital provide a more tax efficient structure and more effectively match long term U.S. dollar denominated assets with U.S. dollar denominated debt.

         The revolving facilities provide that the Company may borrow using Prime, LIBOR or Bankers Acceptances interest rate options that vary within a range depending on certain leverage ratios. Borrowings currently bear interest at the lenders cost of funds rate plus 1.25%. The Company has an interest rate swap contract to December 31, 2002 at a fixed rate of 5.3% in the amount of $20 million to hedge against interest rate exposure on a portion of its revolving facilities.

         As security for the revolving working capital and acquisition facilities, the Company has granted the lenders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interest. The Company is also required to comply with certain operating and financial ratios.

6. COMPREHENSIVE INCOME - Total comprehensive income for the three months ended June 30, 1999 and 1998 was $3.15 million and $6.55 million, respectively, which included net income and foreign currency exchange adjustments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues increased $20.2 million, or 31%, to $84.9 million in the first quarter of fiscal 2000 from $64.7 million in the first quarter of fiscal 1999. Approximately $11.0 million of the increase was attributable to acquired companies owned less than one year including California Closets, American Pool Enterprises and several smaller companies. The balance of the increase resulted from internal growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 23% to $11.2 million from $9.1 million in the prior year period. EBITDA margins for the three months ended June 30, 1999, were 13.2% compared to 14.1% in the first quarter of fiscal 1999. The margin decline primarily reflects a change in the seasonal mix of business impacted by strong growth in the non-seasonal operations which generate consistent EBITDA margins across four quarters relative to the seasonal businesses which generate very high margins in the June and September quarters and losses in the December and March quarters.

Depreciation for the quarter ended June 30, 1999 was $1.5 million up 23% from the previous year quarter due largely to acquisitions. However, the increase also reflected a sharp step-up in capital investment in management information systems over the past year. Generally, these investments are depreciated over a short time frame relative to the Company's other pool of assets. Amortization was $0.8 million, up 29% due to the increase in goodwill that has resulted from acquisitions completed during the past year.

Interest expense increased 35% over prior year levels to $1.8 million as a result of increased borrowings related to acquisitions. All acquisitions completed during the past year have been financed through the Company's credit facilities.

The income tax provision for the first quarter was approximately 40.0% of earnings before taxes, consistent with the prior year.

Minority interest expense increased 98% to $0.75 million or 17.4% of earnings before minority interest compared to $0.38 million or 10.7% in the prior year quarter. The minority interest in the current year more accurately reflects the average equity interest in the Company's subsidiaries held by management and more closely reflects the expected expense ratio in the future. The prior year consolidated minority interest expense was lower due to the deficit position of an 80% owned, profitable subsidiary of the Company which resulted in no minority interest expense being reflected for the subsidiary. The deficit position was eliminated during the second quarter of fiscal 1999.

Net income was $3.6 million, up 12% over the prior year, while diluted earnings per share increased 8% to $0.26. Diluted earnings per share reflect a 4% increase in the weighted average number of shares outstanding.

Revenues for the Property Services division were $69.1 million, an increase of approximately $18.0 million or 35% over the prior year. Approximately $11.0 million of the revenue increase resulted from acquisitions including California Closets and American Pool Enterprises, which closed effective June 1, 1999. The balance of the increase resulted from internal growth. Property Services EBITDA margin grew 30% to $9.2 million or 13.3% of revenue compared to an EBITDA margin of 13.8% in the prior year. The margin decline reflects a change in the seasonal mix of business as discussed above.

Revenues for the Business Services division grew internally by 16% for the first quarter to $15.8 million compared to $13.6 million in the prior year. Business Services EBITDA was $3.1 million or 19.6% of revenue, down slightly from 20.5% in the prior year impacted by higher expenditures at our fulfillment operation during the quarter to expand capacity.

Corporate expenses increased to $1.1 million in the first quarter from $0.7 million as a result of higher salary costs and increased travel relative to the prior year.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Certain segments of the Company's operations, which in the aggregate contribute approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care services, exterior painting services, and commercial pool maintenance in the northern United States and in Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. The community association management, security, business services and many of the franchise systems generate revenues approximately evenly throughout the fiscal year.

The seasonality of the lawn care, painting and pool maintenance operations results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions which alter the consolidated service mix. The Company's non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while the Company's seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, the Company's quarterly EBITDA margin fluctuations should be reduced.

LIQUIDITY AND CAPITAL RESOURCES

Bank borrowings, proceeds from capital stock issues, and cashflow from operations have historically been the funding sources for working capital requirements, capital expenditures and acquisitions. Management believes that funds from these sources will remain available and are adequate to support ongoing operational requirements and near-team acquisition growth.

In December 1996, FirstService entered into a lending agreement with a syndicate of chartered banks. The agreement - amended and restated in October 1997, again in June, 1998 and most recently on April 1, 1999, - currently provides six-year committed revolving credit facilities for acquisitions of Cdn $50 million and US $130 million. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of June 30, 1999, the Company had drawn Cdn $4.7 million and US $92.5 million.

FirstService is exposed to foreign currency exchange risk through its U.S. operations. The Company's exposure to foreign exchange losses may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

During the first quarter, capital expenditures were approximately $2.2 million split approximately equally between management information systems and vehicles and equipment.

FirstService does not anticipate paying dividends on its outstanding shares in the foreseeable future. Management believes that it is in the best interest of shareholders to retain all available funds to invest in its businesses with the objective of building long-term shareholder value.

YEAR  2000

The Company is currently in the process of addressing the Year 2000 issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer applications and software may recognize an input of two zeros (00) as the year 1900. This incorrect date recognition could cause systems and software malfunctions that may have a material adverse effect on business operations. This potential problem could affect not only the Company's internal information systems and other infrastructure containing embedded technology, but also those of third parties, such as customers and suppliers using systems that may interact with or affect the Company's operations or, in the case of the Company's security operation, systems supplied by the Company.

COMPANY'S READINESS. Beginning in late fiscal 1997 the Company undertook a comprehensive review of its software applications and computer infrastructure and other infrastructure containing embedded technology that are likely to be affected by the Year 2000 issue. The review was completed in fiscal 1999 using the Company's employees and various computer consultants.

As a result of this review, new systems or upgrades were implemented at several of the operations during fiscal 1998 and fiscal 1999 and several upgrades will be completed in the first half of fiscal 2000. The Company's objective is to complete all its Y2K readiness programs by the fall of calendar 1999.

The Company presently believes that it is largely Y2K compliant and that the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has identified its significant customers and suppliers that it believes, at this time, to be critical to its various operations. Steps are underway to ascertain their respective stages of readiness through the use of questionnaires, interviews, and other available means to determine the progress that those customers and suppliers are making in remediating their own Year 2000 issues. The Company is requiring that significant customers and suppliers certify those products and services to be Year 2000 compliant. However, there can be no assurance that the information systems provided by or utilized by other companies which affect the Company's operations will be timely revised in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

COST OF COMPLIANCE. Many of the systems upgrades which are dealing with Y2K issue would have occurred in the normal course of business. In other cases, the Company is accelerating normal course systems replacements or upgrades in view of the Y2K issue. The costs incurred to date to replace non-compliant systems that would not otherwise have been replaced are not material and the Company does not expect its future Year 2000 costs to be material. All Year 2000 costs have been funded with cash from operations.

COMPANY RISK AND CONTINGENCY PLANS. The Company's systems identified as non-compliant or in need of replacement are being upgraded or replaced. The Company expects this remediation to be substantially completed by the fall of calendar 1999. If needed conversions to the Company's information systems are not made on a timely basis or the Company's significant customers or suppliers fail to make such remediations and conversions on a timely basis, it could have a material adverse effect on the Company's results of operation or financial condition.

PART II.    OTHER INFORMATION


       Item 6.  (a)   Exhibits

                      3.1      Articles of Incorporation and Amendment

                      3.2      By-laws and Amendments

                      10.1 Credit Facility dated April 1, 1999 among the Company and a syndicate of bank lenders.

                (b)   Reports on Form 8-K

                      None

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   AUGUST 13, 1999

                                  FIRSTSERVICE CORPORATION



                              By: /s/ D. Scott Patterson
                                  ----------------------
                                  D. SCOTT PATTERSON
                                  SENIOR VICE PRESIDENT AND CHIEF
                                  FINANCIAL OFFICER

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                                            DESCRIPTION                                   PAGE
---------------     ----------------------------------------------------------------------    -------------
           3.1      Articles of Incorporation and Articles of Amendment of                          -
                    Registrant.

           3.2      By-laws of Registrant and Amendments thereto.                                   -

          10.1      Credit  Facility  dated April 1, 1999 among the Company and a
                    syndicate of bank lenders.                                                      -