Form 10-Q
period 1999-09-30
FIRSTSERVICE CORP
filed 1999-11-12
CIK 913353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24762

                            ------------------------

                            FIRSTSERVICE CORPORATION

             (Exact name of registrant as specified in its charter)

        ONTARIO, CANADA                           NOT APPLICABLE
(Province or other jurisdiction          (I.R.S. employer identification
      of incorporation or                     number, if applicable)
         organization)

                                1140 BAY STREET
                                   SUITE 4000
                                TORONTO, ONTARIO
                                 CANADA M5S 2B4
                                 (416) 960-9500
   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

                            FIRSTSERVICE CORPORATION
                          6300 PARK OF COMMERCE BLVD.
                               BOCA RATON, 33487
                                     U.S.A.
                                 (561) 989-5100

 (NAME, ADDRESS AND TELEPHONE NUMBER OF AGENT FOR SERVICE IN THE UNITED STATES)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

    * Subordinate Voting Shares 12,266,133 as of September 30, 1999.

    * Multiple Voting Shares 662,847 as of September 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FIRSTSERVICE CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART 1. FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements

                        a)  Statements of Earnings
                           For the Three and Six Months Ended September 30, 1999,
                        and 1998....................................................      3

                        b)  Balance Sheets
                           As of September 30, 1999 and March 31, 1999..............      4

                        c)  Statements of Cash Flows
                           For the Six Months Ended September 30, 1999 and 1998.....      5

                        d)  Notes to Financial Statements...........................      6

                        Management's Discussion and Analysis of Financial
Item 2.                 Condition and Results of Operations.........................      8

PART II. OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders.........     13

Item 6.                 Exhibits and Reports on Form 8-K............................     14

Signature...........................................................................     15

                            FIRSTSERVICE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                             THREE MONTH PERIODS    SIX MONTH PERIODS
                                                             ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                                             -------------------   -------------------
                                                               1999       1998       1999       1998
                                                             --------   --------   --------   --------
                                                                            (Unaudited)
Revenues...................................................  $96,547    $69,402    $181,454   $134,166
Cost of revenues...........................................   59,765     43,141     115,835     85,963
Selling, general and administrative expenses...............   19,783     13,844      37,376     26,600
Depreciation...............................................    1,615      1,320       3,085      2,512
Amortization...............................................    1,050        607       1,864      1,238
Interest...................................................    1,959      1,268       3,722      2,568
                                                             -------    -------    --------   --------
Earnings before income taxes and minority interest.........   12,375      9,222      19,572     15,285
Income taxes...............................................    4,947      3,672       7,806      6,106
                                                             -------    -------    --------   --------
Earnings before minority interest..........................    7,428      5,550      11,766      9,179
Minority interest share of earnings........................    1,242        754       1,996      1,144
                                                             -------    -------    --------   --------
Net earnings...............................................  $ 6,186    $ 4,796    $  9,770   $  8,035
                                                             -------    -------    --------   --------
Earnings per share:
  Basic....................................................     0.48       0.38        0.76       0.65
  Diluted..................................................     0.45       0.36        0.71       0.60

Weighted average shares outstanding:
  Basic....................................................   12,933     12,496      12,929     12,421
  Diluted..................................................   13,733     13,228      13,769     13,604

                            FIRSTSERVICE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                              SEPTEMBER 30    MARCH 31
                                                                  1999          1999
                                                              -------------   ---------
                                                               (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
Cash........................................................    $  5,616      $  4,627
Accounts receivable, net....................................      55,067        41,360
Inventories.................................................      10,100         7,969
Prepaids and other assets...................................       8,586         6,759
                                                                --------      --------
                                                                  79,369        60,715
                                                                --------      --------
Other receivables...........................................       5,856         3,425
Fixed assets................................................      28,132        25,847
Other assets................................................       4,848         3,429
Deferred income taxes.......................................         636         1,264
Goodwill....................................................     107,626        88,764
                                                                --------      --------
                                                                 147,098       122,729
                                                                --------      --------
                                                                $226,467      $183,444
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities..............    $ 45,585      $ 27,194
Unearned revenue............................................       3,332         6,099
Long-term debt -- current...................................       2,164         1,726
                                                                --------      --------
                                                                  51,081        35,019
                                                                --------      --------

Long-term debt less current portion.........................     101,563        84,516
Minority interest...........................................       6,103         4,889

SHAREHOLDERS' EQUITY
Capital stock...............................................      53,636        53,654
Receivables pursuant to company's share purchase plan.......      (3,294)       (3,294)
Retained earnings...........................................      15,938         6,168
Cumulative other comprehensive income.......................       1,440         2,492
                                                                --------      --------
                                                                  67,720        59,020
                                                                --------      --------
                                                                $226,467      $183,444
                                                                ========      ========

                            FIRSTSERVICE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               SIX MONTH PERIODS
                                                              ENDED SEPTEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (Unaudited)
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings for the period.................................  $ 9,770    $ 8,035

Items not affecting cash
  Depreciation and amortization.............................    4,949      3,750
  Deferred income taxes.....................................      198        (40)
  Minority interest share of earnings.......................    1,996      1,144
  Other.....................................................      222        160
                                                              -------    -------
                                                               17,135     13,049
                                                              -------    -------
Changes in working capital, net of acquisitions
  Accounts receivable.......................................   (4,593)   (12,140)
  Inventories...............................................   (2,130)     1,440
  Prepaids and other........................................     (987)       921
  Accounts payable and other current liabilities............   12,228      4,006
  Unearned revenue..........................................   (7,992)    (5,119)
                                                              -------    -------
Net cash provided by operating activities...................   13,661      2,157
                                                              -------    -------

INVESTING ACTIVITIES
Acquisition of businesses...................................  (14,646)   (26,975)
Increase in fixed assets....................................   (4,401)    (2,655)
(Increase) decrease in other assets.........................     (930)       194
Increase in other receivables...............................   (2,432)      (428)
                                                              -------    -------
Net cash used for investing.................................  (22,409)   (29,864)
                                                              -------    -------

FINANCING ACTIVITIES
Net increase in long-term debt..............................   11,656     20,849
Financing fees paid.........................................     (543)      (735)
Issuance of subordinate voting shares, net of repurchases...      (18)       877
Dividends paid to minority shareholders of subsidiaries.....     (166)      (106)
                                                              -------    -------
Net cash provided by financing..............................   10,929     20,884
                                                              -------    -------

Effect of exchange rate changes on cash.....................   (1,192)     4,255
                                                              -------    -------

Increase (decrease) in cash and cash equivalents during the
  period....................................................      989     (2,567)

Cash and cash equivalents, beginning of period..............    4,627      2,630
                                                              -------    -------

Cash and cash equivalents, end of period....................  $ 5,616    $    63
                                                              =======    =======

                            FIRSTSERVICE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

1.  DESCRIPTION OF THE BUSINESS

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

2.  SUMMARY OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by FirstService Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three months and six months ended September 30, 1999 and 1998 and its cash flows for the six months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1999 contained in the Company's annual information form included as an Exhibit to its Form 6-K for the month of August, 1999.

3.  ACQUISITIONS

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

    The results of operations of these acquisitions have been included in the condensed consolidated financial statements included herein since the applicable date of acquisition. These acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices has been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocations are preliminary and subject to adjustment.

4.  LONG TERM DEBT

    On April 1, 1999, the Company amended and restated its lending agreement increasing credit availability by approximately U.S. $30.0 million and splitting the facilities into tranches of Cdn. $50.0 million and U.S. $130 million. The amended facilities which will be used for acquisitions, capital expenditures and working capital, provide a more tax efficient structure and more effectively match long-term U.S. dollar denominated assets with U.S. dollar denominated debt.

    The revolving facilities provide that the Company may borrow using Prime, LIBOR or Bankers Acceptances interest rate options that vary within a range depending on certain leverage ratios. Borrowings currently bear interest at the lenders cost of funds rate plus 1.25%. The Company has an interest rate swap contract to December 31, 2002 at a fixed rate of 5.3% in the amount of Cdn.$20 million to hedge against interest rate exposure on a portion of its revolving facilities.

    As security for the revolving credit facilities, the Company has granted the lenders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests. The Company is also required to comply with certain operating and financial ratios.

                            FIRSTSERVICE CORPORATION

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

5.  COMPREHENSIVE INCOME

    Total comprehensive income was $5,570 and $3,871 for the three months ended September 30, 1999 and 1998, respectively, and $8,719 and $10,460 for the six months ended September 30, 1999 and 1998, respectively. Total comprehensive income includes net earnings and foreign currency exchange adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Revenues increased $27.1 million, or 39%, to $96.5 million in the second quarter of fiscal 2000 from $69.4 million in the second quarter of fiscal 1999. Approximately $18.0 million of the increase was attributable to acquired companies owned less than one year including California Closets, American Pool Enterprises ("APE") and DDS Southwest Distribution Services ("DDS Southwest"). The balance of the increase resulted from internal growth.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 37% to $17.0 million from $12.4 million in the prior year period. EBITDA margins for the three months ended September 30, 1999, were 17.6% compared to 17.9% in the second quarter of fiscal 1999. The slight margin decline reflects the continuing change in the seasonal mix of business impacted by strong growth in the non-seasonal operations which generate consistent EBITDA margins across four quarters relative to the seasonal businesses which generate very high margins in the June and September quarters and losses in the December and March quarters. This continuing mix change was somewhat offset in the second quarter by the acquisitions of APE and DDS Southwest which are both seasonal businesses and generate higher EBITDA margins in the September quarter.

    Depreciation for the quarter ended September 30, 1999 was $1.6 million up 22% from the prior year quarter due largely to acquisitions. The increase also reflected a sharp step-up in capital investment in management information systems over the past year. Generally, these investments are depreciated over a short time frame relative to the Company's other pool of assets. Amortization was $1.1 million, up 73% due to the significant increase in goodwill resulting from acquisitions completed during the past year.

    Interest expense increased 54% over prior year levels to $2.0 million as a result of increased borrowings related to acquisitions. All acquisitions completed during the past year have been financed through the Company's credit facilities.

    The income tax provision for the second quarter was approximately 40.0% of earnings before taxes, consistent with the prior year.

    Minority interest expense increased 65% to $1.2 million or 16.7% of earnings before minority interest compared to $0.75 million or 13.6% in the prior year quarter. The minority interest in the current year more accurately reflects the average equity interest in the Company's subsidiaries held by management and more closely reflects the expected expense ratio in the future. The prior year consolidated minority interest expense was lower due to the deficit position of an 80% owned, profitable subsidiary of the Company which resulted in a lower minority interest expense being reflected for the subsidiary. The deficit position was eliminated during the second quarter of fiscal 1999.

    Net income was $6.2 million, up 29% over the prior year, while diluted earnings per share increased 25% to $0.45. Diluted earnings per share reflect a 4% increase in the weighted average number of shares outstanding.

    Revenues for the Property Services division were $75.6 million, an increase of approximately $20.8 million or 38% over the prior year. Approximately
$14.0 million of the revenue increase resulted from acquisitions including California Closets and APE, which closed effective June 1, 1999. The balance of the increase resulted from internal growth. Property Services EBITDA grew 31% to $13.0 million or 17.2% of revenue compared to an EBITDA margin of 18.1% in the prior year. The margin decline reflects a change in the seasonal mix of business as discussed above.

    Revenues for the Business Services division rose to $20.9 million for the second quarter, a 43% increase over the prior year, reflecting the impact of the acquisition of DDS Southwest and solid internal growth. Business Services EBITDA was $5.0 million or 24.0% of revenue, up from $3.1 million and 21.0% of revenue in the prior year impacted primarily by the acquisition of DDS Southwest which is a seasonal business that generates a higher EBITDA margin in the September quarter.

    Corporate expenses increased to $1.0 million in the second quarter from $0.6 million as a result of higher salary costs and increased travel relative to the prior year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Revenues for the first six months of fiscal 2000 increased 35% to $181.5 million from $134.2 million in the first six months of fiscal 1999. Approximately $29.0 million of the increase was attributable to acquired companies owned less than one year. The remaining increase resulted from internal growth.

    EBITDA increased 31% to $28.2 million from $21.6 million in the prior year period. EBITDA margins for the six months ended September 30, 1999, were 15.5% compared to $16.0% for the six months ended September 30, 1998. The margin decline primarily reflects a change in the seasonal mix of business as discussed in the three month comparison.

    Depreciation for the six month period was $3.1 million up 23% from the prior year period due largely to acquisitions. However, as discussed in the three month comparison, the increase also reflected a step-up in capital investment relative to the prior year. Amortization was $1.9 million, up 51% due to the increase in goodwill that has resulted from acquisitions completed during the past year.

    Interest expense increased 45% over prior year levels to $3.7 million as a result of increased borrowings related to acquisitions.

    The income tax provision for the six months ended September 30, 1999 was approximately 40.0% of earnings before taxes, consistent with the prior year period.

    Minority interest expense increased 74% to $2.0 million or 17.0% of earnings before minority interest compared to $1.1 million or 12.5% in the prior year period. The minority interest in the current year more accurately reflects the average equity interest in the Company's subsidiaries held by management and more closely reflects the expected expense ratio in the future. As discussed in the three month comparison, the prior year consolidated minority interest expense was lower due to the deficit position of an 80% owned, profitable subsidiary of the Company which resulted in no minority interest expense being reflected for the subsidiary. The deficit position was eliminated during the second quarter of fiscal 1999.

    Net income for the first six months of fiscal 2000 was $9.8 million, up 22% over the first six months of fiscal 1999, while diluted earnings per share increased 18% to $0.71. Diluted earnings per share reflect a 3.5% increase in the weighted average number of shares outstanding.

    Six month revenues for the Property Services division were $144.6 million, an increase of approximately $38.9 million or 37% over the prior year. Approximately $25.0 million of the revenue increase resulted from acquisitions including California Closets and American Pool Enterprises, which closed effective June 1, 1999. The balance of the increase resulted from internal growth. Property Services EBITDA margin for the six months was 15.4% compared to 16% in the prior year. The margin decline reflects a change in the seasonal mix of business as discussed in the three month comparison.

    Six month revenues for the Business Services division were $36.7 million, up 30% over the prior year, reflecting the impact of the acquisition of DDS Southwest and solid internal growth. The Business Services EBITDA margin for the first six months of fiscal 2000 was 22% of revenue, up from 20.7% in the prior year impacted by the acquisition of DDS Southwest which is a seasonal business that generates a higher EBITDA margin in the first two quarters, somewhat offset by higher expenditures at our fulfillment operation during the period to expand capacity.

    Corporate expenses increased to $2.1 million in the first half of fiscal 2000 from $1.3 million as a result of higher salary costs and increased travel relative to the prior year.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care services, exterior painting services, and commercial pool maintenance in the northern United States and in Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. The community association management, security, business services and many of the franchise systems generate revenues approximately evenly throughout the fiscal year.

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

    In December 1996, FirstService entered into a lending agreement with a syndicate of chartered banks. The agreement -- amended and restated in October 1997, again in June, 1998 and most recently on April 1, 1999,
-- currently provides six-year committed revolving credit facilities for acquisitions of Cdn $50 million and US $130 million. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of September 30, 1999, the Company had drawn Cdn $4.0 million and US $98.0 million.

    FirstService is exposed to foreign currency exchange risk. The Company's exposure to foreign exchange losses may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

    During the second quarter, capital expenditures were approximately
$2.2 million split approximately equally between management information systems and vehicles and equipment.

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

    As a result of this review, new systems or upgrades were implemented at several of the operations during fiscal 1998, fiscal 1999 and the first half of fiscal 2000. The Company's objective is to complete all its Y2K readiness programs by the fall of calendar 1999.

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

    COMPANY RISK AND CONTINGENCY PLANS. The Company's systems identified as non-compliant or in need of replacement are being upgraded or replaced. The Company expects this remediation to be substantially completed by the fall of calendar 1999. The Company has not made contingency plans to deal with any failure to its systems or the systems of its significant customers or suppliers as a result of the Year 2000 issue. If needed conversions to the Company's information systems are not made on a timely basis or the Company's significant customers or suppliers fail to make such remediations and conversions on a timely basis, it could have a material adverse effect on the Company's results of operation or financial condition.

PART II. OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on September 15, 1999. The matters voted upon and the results of voting were as follows:

    To ratify the appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as the auditors of the Corporation and the authorization of the directors to fix their renumeration.


        For.....................  18,232,611
        Against.................       5,786

    To re-elect the current Board of Directors of the Corporation to serve until the next meeting called for the purpose of electing directors or until their respective successors are duly appointed.

        For.....................  18,233,895
        Against.................       4,502

    To approve an amendment to the Company's Stock Option Plan No. 2 to reserve an additional 500,000 subordinate voting shares. The amendment increases the maximum number of shares issuable from the option plan pool from 2.35 million to
2.85 million subordinate voting shares.

        For.....................   2,060,756
        Against.................   1,039,369
        Ineligible..............  14,799,251
        Not voted...............     339,021

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        3.1*  Articles of Incorporation and Amendment

        3.2*  By-Laws and Amendments

       10.1* Credit Facility dated April 1, 1999 among the company and a syndicate of bank lenders

    b)  Reports on Form 8-K

       None

------------

* Incorporated by reference to the company's report on Form 10-Q for the period ended June 30, 1999 (Commission File number 0-24762)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: NOVEMBER 12, 1999

                                                                     FIRSTSERVICE CORPORATION

                                                       By:              /s/ D. SCOTT PATTERSON
                                                            ----------------------------------------------
                                                                          D. Scott Patterson
                                                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                                OFFICER
                                                               (Principal Financial Officer & Authorized
                                                                              Signatory)