Form 10-Q
period 1999-12-31
FIRSTSERVICE CORP
filed 2000-02-11
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____ to ____

                             ----------------------

                         Commission File Number 0-24762

                            FIRSTSERVICE CORPORATION
             (Exact name of registrant as specified in its charter)

      ONTARIO, CANADA                                       NOT APPLICABLE
    (Province or other                                     (I.R.S. employer
jurisdiction of incorporation                               identification
     or organization)                                   number, if applicable)

                                 1140 BAY STREET
                                   SUITE 4000
                                TORONTO, ONTARIO
                                 CANADA M5S 2B4
                                 (416) 960-9500
    (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

                            FIRSTSERVICE CORPORATION
                           6300 PARK OF COMMERCE BLVD.
                               BOCA RATON, FLORIDA
                                  U.S.A. 33487
                                 (561) 989-5100
 (NAME, ADDRESS AND TELEPHONE NUMBER OF AGENT FOR SERVICE IN THE UNITED STATES)

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

* Subordinate Voting Shares 12,272,733 as of December 31, 1999.
* Multiple Voting Shares  662,847 as of December 31,  1999.

                            FIRSTSERVICE CORPORATION

                                    FORM 10-Q

                     For the Quarter Ended December 31, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements                PAGE

                 a)   Statements of Earnings
                      For the Three and Nine Months Ended December 31,
                      1999, and 1998.....................................     3

                 b)   Balance Sheets
                      As of December 31, 1999 and March 31, 1999.........     4

                 c)   Statements of Cash Flows
                      For the Nine Months Ended December 31, 1999
                      and 1998...........................................     5

                 d)   Notes to Financial Statements .....................     6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................     8

PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K.......................    13

Signature ...............................................................    14

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. dollars)
(Unaudited)

                                                      Three Month Periods      Nine Month Periods
                                                       Ended December 31        Ended December 31
                                                        1999        1998          1999         1998
-----------------------------------------------------------------------------------------------------
Revenues                                              $79,793     $66,211       $261,247     $200,059

Cost of revenues                                       54,954      46,203        170,789      132,060
Selling, general and administrative expenses           18,994      15,308         56,370       41,901
Depreciation                                            1,641       1,384          4,726        3,894
Amortization                                              957         733          2,821        1,971
Interest                                                2,047       1,460          5,769        4,027
-----------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest      1,200       1,123         20,772       16,206

Income taxes                                              479         427          8,285        6,451
-----------------------------------------------------------------------------------------------------
Earnings before minority interest                         721         696         12,487        9,755

Minority interest share of earnings                       170         399          2,166        1,536
-----------------------------------------------------------------------------------------------------

Net earnings                                             $551        $297        $10,321       $8,219
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Earnings per
share:                                  Basic           $0.04       $0.02          $0.80        $0.66
                                        Diluted         $0.04       $0.02          $0.75        $0.62

Weighted average shares outstanding:    Basic          12,936      12,547         12,931       12,462
                                        Diluted        13,666      13,363         13,742       13,326

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

                                                           December 31         March 31
                                                                  1999             1999
---------------------------------------------------------------------------------------
                                                            (Unaudited)        (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $12,370          $4,627
Accounts receivable, net                                         47,365          41,360
Inventories                                                       8,681           7,969
Prepaids and other assets                                         7,441           8,475
---------------------------------------------------------------------------------------
                                                                 75,857          62,431
---------------------------------------------------------------------------------------

Other receivables                                                 6,340           3,425
Fixed assets                                                     28,859          25,847
Other assets                                                      4,665           3,429
Deferred income taxes                                               735             410
Goodwill                                                        110,609          88,764
---------------------------------------------------------------------------------------
                                                                151,208         121,875
---------------------------------------------------------------------------------------
                                                               $227,065        $184,306
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                  $38,052         $27,737
Unearned revenue                                                  5,721           6,099
Long-term debt - current                                          2,663           1,726
---------------------------------------------------------------------------------------
                                                                 46,436          35,562
---------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion                             105,376          84,516
Deferred income taxes                                               196             319
---------------------------------------------------------------------------------------
                                                                105,572          84,835
---------------------------------------------------------------------------------------

Minority interest                                                 6,586           4,889

SHAREHOLDERS' EQUITY
Capital stock                                                    53,697          53,654
Receivables pursuant to company's share purchase
plan                                                             (3,294)         (3,294)
Retained earnings                                                16,488           6,168
Cumulative other comprehensive income                             1,580           2,492
---------------------------------------------------------------------------------------
                                                                 68,471          59,020
---------------------------------------------------------------------------------------
                                                               $227,065        $184,306
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)


                                                                   Nine Month Periods
                                                                    Ended December 31
                                                                   1999          1998
---------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings for the period                                     $10,321        $8,219

Items not affecting cash
    Depreciation and amortization                                 7,547         5,865
    Deferred income taxes                                           354          (622)
    Minority interest share of earnings                           2,166         1,536
    Other                                                           331           220
---------------------------------------------------------------------------------------
                                                                 20,719        15,218

Changes in working capital, net of acquisitions
    Accounts receivable                                           4,137        (7,990)
    Inventories                                                    (701)        2,820
    Prepaids and other                                               23           283
    Accounts payable and other current liabilities                4,625        (1,768)
    Unearned revenue                                             (5,603)       (3,354)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                        23,200         5,209
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses                                       (19,041)      (44,085)
Increase in fixed assets                                         (6,525)       (3,117)
Proceeds from sale of fixed assets                                    -           821
Increase in other assets                                         (1,134)          (27)
Increase in other receivables                                    (2,916)         (204)
---------------------------------------------------------------------------------------
Net cash used for investing                                     (29,616)      (46,612)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in long-term debt                                   15,825        37,364
Financing fees paid                                                (543)         (739)
Issuance of subordinate voting shares, net of
repurchases                                                          43         2,943
Dividends paid to minority shareholders of subsidiaries            (196)         (106)
---------------------------------------------------------------------------------------
Net cash provided by financing                                   15,129        39,462
---------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            (970)        4,143
---------------------------------------------------------------------------------------

Increase in cash and cash equivalents during the period           7,743         2,202

Cash and cash equivalents, beginning of period                    4,627         2,630
---------------------------------------------------------------------------------------

Cash and cash  equivalents, end of period                       $12,370        $4,832
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


                            FIRSTSERVICE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

                                   (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS - FirstService Corporation (the "Company") is a provider of property and business services to corporate, public sector and residential customers in the United States and Canada. The Company's operations are conducted through two principal operating divisions, Property Services and Business Services. The Property Services division includes residential property management, security and consumer services and represented approximately 80% of the Company's revenues for the year ended March 31, 1999. The Business Services division provides outsourcing services such as transaction processing and literature fulfillment for corporations and government agencies.

2. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by FirstService Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations for the three months and nine months ended December 31, 1999 and 1998 and its cash flows for the nine months ended December 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1999 contained in the Company's annual information form included as an Exhibit to its Form 6-K for the month of August, 1999.

3. ACQUISITIONS - Effective June 1, 1999 the Company acquired American Pool Enterprises Inc. ("APE") which is the largest commercial swimming pool and recreation facility management operation in the U.S. APE, headquartered in Beltsville, Maryland, provides management, repair, maintenance and renovation services to more than 1,100 apartment, condominium and community association swimming pool and recreation facilities, through 11 branches in 9 States. APE generated revenues of $20 million for the year ended December 31, 1998.

        On July 1, 1999, the Company acquired DDS Southwest Distribution Services Limited ("DDS Southwest") through it's 89% owned subsidiary, DDS Distribution Services Limited. DDS Southwest provides order processing and fulfillment, kit preparation, invoicing and accounts receivable collection to customers in the educational publishing industry. The acquired company generated revenues of approximately $8 million for the year ended December 31, 1998.

        During the quarter ended December 31, 1999, the Company completed five tuck-under acquisitions, adding approximately $9.5 million in annual revenue. Four of the acquisitions were in Residential Property Management operations and helped increase the number of units under management to more than 325,000. The other -- Edge Security Technologies, a leading provider of security systems to large corporations in the New York and Philadelphia markets -- was acquired by the Company's Intercon Security operations.

        The results of operations of these acquisitions have been included in the condensed consolidated financial statements included herein since the applicable date of acquisition. These acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices has been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocations is preliminary and subject to adjustment.

4. LONG - TERM DEBT -- On April 1, 1999, the Company amended and restated its lending agreement increasing credit availability by approximately U.S. $30 million and splitting the facilities into tranches of Cdn. $50 million and U.S. $130 million. The amended facilities which will be used for acquisitions, capital expenditures and working capital, provide a more tax efficient structure and more effectively match long-term U.S. dollar denominated assets with U.S. dollar denominated debt.

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

5. COMPREHENSIVE INCOME -- Total comprehensive income was $691,000 and $284,000 for the three months ended December 31, 1999 and 1998, respectively and $9.4 million and $10.7 million for the nine months ended December 31, 1999 and 1998, respectively. Total comprehensive income includes net earnings and foreign currency exchange adjustments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues increased $13.6 million, or 21%, to $79.8 million in the third quarter of fiscal 2000 from $66.2 million in the third quarter of fiscal 1999. Approximately $6.0 million of the increase was attributable to acquired companies owned less than one year including, American Pool Enterprises ("APE"), DDS Southwest Distribution Services ("DDS Southwest") and several tuck-under acquisitions. The balance of the increase resulted from internal growth of over 15%. The year-over-year growth comparison is impacted by approximately $3.0 million of revenue in the prior year period from businesses that were divested prior to the current year quarter.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 24% to $5.8 million from $4.7 million in the prior year period. EBITDA margins for the three months ended December 31, 1999, were 7.3% compared to 7.1% in the third quarter of fiscal 1999. The margin increase reflects a change in the seasonal mix of business impacted positively by strong growth in the non-seasonal operations which generate consistent EBITDA margins across four quarters and negatively by the inclusion this year of the results for APE which is seasonal and generates losses in the December and March quarters.

Depreciation for the quarter ended December 31, 1999 was $1.6 million, up 19% from the prior year quarter due largely to acquisitions. The increase also reflected a sharp step-up in capital investment in management information systems over the past year. Generally, these investments are depreciated over a short time frame relative to the Company's other pool of assets. Amortization was $1.0 million, up 31% due to the significant increase in goodwill resulting from acquisitions completed during the past year.

Interest expense increased 40% over prior year levels to $2.0 million as a result of increased borrowings related to acquisitions. All acquisitions completed during the past year have been financed through the Company's credit facilities.

The income tax provision for the second quarter was approximately 40.0% of earnings before taxes, consistent with the prior year.

Minority interest expense decreased to $0.2 million from $0.4 million in the prior year quarter impacted by the losses at 80% owned APE.

Net income was $0.55 million, up 85% over the prior year, while diluted earnings per share increased 81% to $0.04. Adding back amortization would result in a cash earnings per share of $0.11 for the quarter compared to $0.08 in the prior year. Diluted earnings per share reflect a 2% increase in the weighted average number of shares outstanding.

Revenues for the Property Services division were $62.3 million, an increase of approximately $11.2 million or 22% over the prior year. Approximately $5.0 million of the revenue increase resulted from acquisitions including APE, which closed effective June 1, 1999 and several tuck-under acquisitions. The balance of the increase resulted from internal growth, although, the year over year growth comparison is impacted by divested businesses as discussed above. Property Services EBITDA grew 50% to $3.6 million or 5.8% of revenue compared to $2.4 million or 4.6% in the prior year.

Revenues for the Business Services division rose to $17.5 million for the third quarter, a 16% increase over the prior year, reflecting the impact of the acquisition of DDS Southwest and solid internal growth. Business Services EBITDA was $3.3 million or 19% of revenue, compared to $3.2 million and 21% of revenue in the prior year.

Corporate expenses increased to $1.1 million in the third quarter from $0.8 million as a result of higher salary costs and increased travel relative to the prior year.

RESULTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues for the first nine months of fiscal 2000 increased 31% to $261.2 million from $200.1 million in the first nine months of fiscal 1999. Approximately $40.0 million of the increase was attributable to acquired companies. The remaining increase resulted from internal growth of approximately 14%. The year over year growth comparison is impacted by approximately $6.2 million of revenue in the prior year period from businesses that were divested in the fourth quarter of last year and the first quarter of the current year..

EBITDA increased 31% to $34.1 million from $26.1 million in the prior year period. EBITDA margins for the nine months ended December 31, 1999, were 13.1% compared to 13.1% for the nine months ended December 31, 1998. The consistent margin year-over-year hides a change in seasonal mix as discussed in the three month comparison.

Depreciation for the six month period was $4.7 million, up 21% from the prior year period due largely to acquisitions. However, as discussed in the three month comparison, the increase also reflected a step-up in capital investment relative to the prior year. Amortization was $2.8 million, up 43% due to the increase in goodwill that has resulted from acquisitions completed during the past year.

Interest expense increased 43% over prior year levels to $5.8 million as a result of increased borrowings related to acquisitions.

The income tax provision for the nine months ended December 31, 1999 was approximately 40% of earnings before taxes, consistent with the prior year period.

Minority interest expense increased 41% to $2.2 million or 17.3% of earnings before minority interest compared to $1.5 million or 15.7% in the prior year period.

Net income for the first nine months of fiscal 2000 was $10.3 million, up 26% over the first nine months of fiscal 1999, while diluted earnings per share increased 22% to $0.75.

Diluted earnings per share reflect a 3.1% increase in the weighted average number of shares outstanding.

Nine month revenues for the Property Services division were $206.8 million, an increase of approximately $50 million or 32% over the prior year. Approximately $33.1 million of the revenue increase resulted from acquisitions including APE and several tuck-under acquisitions. The balance of the increase resulted from internal growth, although, the year over year growth comparison is impacted by divested businesses as discussed above. Property Services EBITDA margin for the nine months was $26.0 million or 12.6% compared to $19.2 million or 12.3% in the prior year.

Nine month revenues for the Business Services division were $54.2 million, up 25% over the prior year, reflecting the impact of the acquisition of DDS Southwest and solid internal growth. Business Services EBITDA for the first nine months of fiscal 2000 was $11.4 million or 21% of revenue, up from $9.0 million or 21% in the prior year.

Corporate expenses increased to $3.3 million in the first nine months of fiscal 2000 from $2.5 million as a result of higher salary costs and increased travel relative to the prior year.

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

In December 1996, FirstService entered into a lending agreement with a syndicate of banks. The agreement -- amended and restated in October 1997, again in June, 1998 and most recently on April 1, 1999, -- currently provides six-year committed revolving credit facilities for acquisitions of Cdn $50 million and US $130 million. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of December 31, 1999, the Company had drawn Cdn $5.0 million and US $99.1 million.

The Company has an interest rate swap contract to December 31, 2002 at a fixed rate of 5.3% in the amount of approximately $14 million to hedge against interest rate exposure on a portion of its revolving facilities.

The Company is exposed to foreign currency exchange risk. The Company's exposure to foreign exchange losses may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

During the third quarter, capital expenditures were approximately $2.1 million split approximately equally between management information systems, leasehold improvements and vehicles and equipment.

In connection with certain acquisitions, the Company has agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such amounts would be in cash and would result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

The Company does not anticipate paying dividends on its outstanding shares in the foreseeable future. Management believes that it is in the best interest of shareholders to retain all available funds to invest in its businesses with the objective of building long-term shareholder value.

YEAR  2000

The Company has addressed the Year 2000 issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer applications and software may recognize an input of two zeros (00) as the year 1900. This incorrect date recognition could cause systems and software malfunctions that may have a material adverse effect on business operations. This potential problem could have affected not only the Company's internal information systems and other infrastructure containing embedded technology, but also those of third parties, such as customers and suppliers using systems that may interact with or affect the Company's operations or, in the case of the Company's security operation, systems supplied by the Company.

COMPANY'S READINESS. Beginning in late fiscal 1997 the Company undertook a comprehensive review of its software applications and computer infrastructure and other infrastructure containing embedded technology that were likely to be affected by the Year 2000 issue. The review was completed in fiscal 1999 using the Company's employees and various computer consultants.

As a result of this review, new systems or upgrades were implemented at several of the operations during fiscal 1998, fiscal 1999 and the first half of fiscal 2000. The Company believes that it is largely Y2K compliant and the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company identified its significant customers and suppliers that it believes, are critical to its various operations. Steps were completed to ascertain their respective stages of readiness through the use of questionnaires, interviews, and other available means to determine the progress that those customers and suppliers are making in remediating their own Year 2000 issues. The Company required that significant customers and suppliers certify those products and services to be Year 2000 compliant.

Although the Company believes it has taken all reasonable commercial steps to attain Year 2000 compliance, there is no assurance that external factors beyond the Company's control relating to Year 2000 non-compliance could arise and adversely affect its operations or those of the parties upon which its operations rely.

COST OF COMPLIANCE. Many of the systems upgrades which dealt with the Y2K issue would have occurred in the normal course of business. In other cases, the Company accelerated normal course systems replacements or upgrades in view of the Y2K issue. The costs incurred to replace non-compliant systems that would not otherwise have been replaced were not material. All Year 2000 costs have been funded with cash from operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

        3.1*   Articles of Incorporation and Amendment

        3.2*   By-Laws and Amendments

        10.1* Credit Facility dated April 1, 1999 among the company and a syndicate of bank lenders

b)      Reports on Form 8-K

        None

-------------------

* Incorporated by reference to the company's report on Form 10-Q for the period ended June 30, 1999 (Commission File number 0-24762)

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: FEBRUARY 11, 2000

                           FIRSTSERVICE CORPORATION

                     By:   D. SCOTT PATTERSON
                           ----------------------------------------------------
                           D. SCOTT PATTERSON
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER & AUTHORIZED SIGNATORY)