Form 10-K
period 2000-03-31
FIRSTSERVICE CORP
filed 2000-06-29
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20509


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                         COMMISSION FILE NUMBER 0-24762


                            FIRSTSERVICE CORPORATION
             (Exact name of registrant as specified in its charter)


          ONTARIO, CANADA                           NOT APPLICABLE
  (State or other jurisdiction of        (I.R.S. employer identification no.)
   incorporation or organization)


           FIRSTSERVICE BUILDING
         1140 BAY STREET, SUITE 4000                   M5S 2B4
          TORONTO, ONTARIO, CANADA                  (Postal Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (416) 960-9500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           SUBORDINATE VOTING SHARES


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

         Indicate be check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Subordinate Voting Shares held by non-affiliates of the Registrant as of May 31, 2000 was $130,890,700 U.S. The number of shares outstanding of the Registrant's Subordinate Voting Shares as of May 31, 2000 was 12,420,743, and the closing market price of such shares on that date was $12.125 U.S. The number of Multiple Voting Shares outstanding on May 31, 2000 was 662,847.

                            FIRSTSERVICE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2000



                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART  I

ITEM 1.       BUSINESS                                                               3
ITEM 2.       PROPERTIES                                                            13
ITEM 3.       LEGAL PROCEEDINGS                                                     14
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   14

PART  II

ITEM 5.       MARKET FOR REGISTRANT'S SHARES AND
                   RELATED SHAREHOLDER MATTERS                                      15
ITEM 6.       SELECTED FINANCIAL DATA                                               17
ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    17
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           23
ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                  44


PART  III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    45
ITEM 11.      EXECUTIVE COMPENSATION                                                47
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                                   51
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        52


PART  IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K                                              53


SIGNATURES                                                                          56

PART  I

ITEM 1.  BUSINESS

         UNLESS OTHERWISE INDICATED, ALL DOLLAR AMOUNTS IN THIS FORM 10-K ARE EXPRESSED IN UNITED STATES DOLLARS.

         This annual report is prepared on Form 10-K and is filed by FirstService Corporation, an Ontario company (hereinafter sometimes referred to as the "Registrant"). The Registrant and its subsidiaries are referred to as "FirstService" or the "Company". The Registrant is a "foreign private issuer" as defined under Rule 405 of Regulation C under the Securities Act of 1933, as amended. However, effective for the year ended March 31, 2000 ("Fiscal 2000"), the Registrant elected to file its annual, quarterly and current reports on forms designated for U.S. domestic issuers and consequently, this Form is its initial 10-K filing.


FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. The Company's actual results may differ materially from such statements. Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the United States and Canadian economies, and the ability of the Company to make acquisitions at reasonable prices. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company notes that past performance in operations and share price are not necessarily predictive of future performance.


OVERVIEW

         FirstService is a leader in the rapidly growing service sector, providing a variety of Property and Business Services to consumers and corporations throughout North America. Each service line operated by the Company generates a high level of recurring revenues, has strong cash flows, and generates high returns on invested capital and each has the ability to be leveraged through margin enhancement, cross-selling or consolidation.

         Throughout the FirstService organization, managers and employees are financially motivated to identify and realize synergies and growth opportunities through share ownership and performance-based compensation.

         Over the last five years, FirstService has grown its earnings and earnings per share by more than 25% annually on the strength of strong internal growth and by completing and successfully integrating strategic acquisitions in Canada and, predominantly, the United States.


HISTORY

         The roots of the Company date back to 1972, when Jay S. Hennick, the President and Chief Executive Officer, founded a pool and recreational facility management company that became known as Superior Pool, Spa and Leisure, Ltd. ("Superior"). FirstService Corporation was formed in July 1988 under the laws of the Province of Ontario, Canada, with Mr. Hennick exchanging his interest in Superior for FirstService shares. The Company completed its initial public offering on the Toronto Stock Exchange in June 1993 and currently its Subordinate Voting Shares trade on the NASDAQ National Market (symbol: FSRV) and the Toronto Stock Exchange (symbol: FSV).

         For a detailed history of the Company, please refer to the exhibit entitled "Annual Information Form" contained in Form 6-K for the month of August 1999, filed on August 12, 1999.


BUSINESS STRATEGY

         The Company's objective is to continue building a diversified property and business services company that can generate consistent growth in annual cash flow and earnings per share. Management believes that the Company's operating strategy and entrepreneurial culture support and encourage the effective management of its businesses, thereby increasing profitability and contributing to successful acquisitions.

         OPERATING STRATEGY
         The goal of the Company's operating strategy is to increase the revenues, profitability and market position of each operating company, while maintaining the highest level of service to its customers. Key elements of the Company's operating strategy are:

         SENIOR MANAGEMENT OWNERSHIP. The Company strongly believes that management ownership at each of its primary operating units has contributed significantly to its ability to grow its businesses. As a result, the Company expects to continue its practice of allowing management to hold a minority equity interest in the business they operate, generally in the form of a non-transferable direct equity ownership position. In all cases, the Company retains the right to purchase the minority interest at a pre-determined formula price. Management believes that its strategy of aligning the interests of operating management with those of the Company and its shareholders provides a powerful incentive to deliver superior financial performance.

         PERFORMANCE-BASED COMPENSATION. The Company uses performance-based compensation programs throughout each of its businesses to attract, retain and motivate its employees. In general, senior managers receive bonuses that are based on a percentage of the amount by which their results exceed budgeted earnings before interest, taxes, depreciation and amortization ("EBITDA"). Lower level managers' incentives are also linked to EBITDA targets, but may include other measures deemed important for growing their business. The

         Company believes these programs are effective incentives to operating management and employees to deliver consistent, high-quality service in a cost effective manner.

         OPERATING EFFICIENCIES. The Company has been able to obtain significant operating efficiencies, increase margins and improve on its competitive advantage through the implementation of a variety of best practices. The Company attempts to identify and refine its best practices across all business units to benefit from the most innovative and effective management systems and techniques. The implementation of these best practices has resulted in improved labor management, customer service and management information systems. The Company also achieves significant savings through the volume purchasing of vehicles, insurance, group benefits, advertising and professional and financial services.

         MARKET PENETRATION AND CROSS-SELLING INITIATIVES. The Company capitalizes on the complementary nature of its businesses by introducing new or additional services to customers with which it already has long-term contractual relationships. The complementary nature of the Company's businesses also provides certain advantages when introducing a new service in a market where the Company has existing operations. These advantages include significant market knowledge, demographic information and the ability to share the established overhead of another Company operation.

         ACQUISITION STRATEGY
         The goal of the Company's acquisition strategy is to systematically acquire companies in existing or complementary service areas that will enhance its market position, extend its geographic reach or expand the breadth of its service offerings.

         The service sector is highly fragmented, consisting primarily of small business owners that often have limited access to capital and few options for liquidity. The Company has demonstrated that it can, through a targeted acquisition plan, meet the capital and liquidity needs of such owners, as illustrated by the Company's successful track record of acquiring and integrating over 60 businesses. The Company believes that acquisition opportunities will continue to be available to it across all of its service lines. Despite these opportunities, the Company is committed to a controlled growth acquisition strategy, limiting acquisitions to those that can be purchased at a fair price and can easily be integrated into existing operations without overburdening managers or systems.

         Key elements of the Company's acquisition strategy are:

         EXPANSION OF SERVICE OFFERINGS OR GEOGRAPHIC REACH. The Company intends to continue to acquire "platform" service businesses that have well-developed market positions that complement existing services or extend the Company's geographic reach. When entering a new service area or geographic market, the Company generally pursues larger operations with leading market positions, a history of consistent profitability and cash flow, experienced management and whose performance can be leveraged through margin enhancement, cross-selling or consolidation.

         INCREASE MARKET PENETRATION. Once the Company has established a leading market position in a new geographic market, it will also pursue "tuck-under" acquisitions of smaller companies whose customer bases, operating assets and service personnel can be easily incorporated into existing operations without a significant increase in selling, general and administrative expenses.

         EMPHASIZE INTEGRATION. While the Company is confident that there are significant opportunities to grow rapidly through strategic acquisitions, management places a large focus on properly integrating new acquisitions. The Company has a dedicated integration and margin enhancement team consisting of experienced business process professionals. Their role is to assist operating management to effectively assimilate newly acquired operations into the organization.


DESCRIPTION OF SERVICE LINES

         The Company's operations are conducted through two principal operating divisions, Property Services and Business Services. The following diagram depicts FirstService's organizational structure:


                             [CHART]

     * Includes both franchised and company-owned services.

------------------------------------------  -----------------  ----------------  ----------------
REVENUE BY SERVICE LINE                           YEAR ENDED        YEAR ENDED        YEAR ENDED
(In thousands of U.S. dollars)                      MARCH 31          MARCH 31          MARCH 31
                                                        2000              1999              1998
------------------------------------------  -----------------  ----------------  ----------------
Property Services
     Management Services                           $ 133,782          $ 90,649          $ 62,958
     Consumer Services                                71,330            61,618            46,984
     Security Services                                61,539            52,827            49,914
Business Services                                     73,198            58,162            36,615
Other                                                  186                 105                17
                                                    --------         ---------          --------
TOTAL                                               $340,035         $ 263,361          $196,488
                                                    ========         =========          ========
------------------------------------------  -----------------  ----------------  ----------------

         Please note that: (i) Management Services was previously disclosed as Community Association Management and (ii) Consumer Services was formed to aggregate the operations previously disclosed as Franchised Services and Lawn Care.

         Note 15 to the Consolidated Financial Statements included herein under
Part II contains further details regarding the operating profit and total assets of the operating segments of the Company.

         PROPERTY SERVICES DIVISION

         MANAGEMENT SERVICES
         FirstService is the largest manager of private residential communities in North America. Private residential communities include condominiums, cooperatives, gated communities and a variety of other residential developments governed by multiple unit residential community associations. In total, the Company manages more than 325,000 residential units in 1,600 communities in the States of Florida, Pennsylvania, New York, New Jersey, Delaware, Maryland, Virginia, District of Columbia and Arizona. The Management Services operations are carried out through the following subsidiaries: The Continental Group, Ltd., Prime Management Group, Inc., The Wentworth Group, Inc., and Rossmar & Graham Community Association Management Company.

          In addition, through its subsidiary American Pool Enterprises, Inc. ("American Pool"), FirstService is the largest manager of commercial swimming pools and recreation facilities in North America. American Pool currently serves more than 1,400 commercial swimming pools and recreation facilities and more than 5,500 residential swimming pools in ten U.S. States and in Canada, providing recreational facility management, staffing, maintenance, and restoration services. The operations of American Pool, outside of the Florida and Arizona markets, are seasonal in nature with the majority of revenues being earned in the Company's first and second quarters.

         There are two types of professional property management companies: traditional property managers and full-service property managers. Traditional property managers primarily handle administrative property management functions, such as collecting maintenance fees, paying suppliers, preparing financial statements and contracting out support services. Full-service property managers provide the same services as traditional property managers but also provide a variety of other services under one exclusive contract. FirstService is a full-service property manager providing a full range of services including landscaping, pest control, irrigation, real estate sales and leasing, painting and restoration, heating, air conditioning and plumbing services and swimming pool maintenance.

         CONSUMER SERVICES
         In Consumer Services, FirstService provides a variety of brand leading residential and commercial services through its network of over 1,700 company-owned and franchised locations across North America and internationally and generates customer level revenues of approximately $450 million per annum. The principal subsidiaries in its Consumer Services group include The Franchise Company, Inc. ("The Franchise Company") and Greenspace Services Ltd. ("Greenspace").

         The Franchise Company is the owner-operator of several property service franchise systems. Its franchise systems offer closet design and installation services through the "California Closets" brand; residential and commercial insurance restoration services through the "Paul Davis Restoration" brand; commercial and residential painting services through the "Certa ProPainters" and "College Pro Painters" brands; home decorating services through the "Stained Glass Overlay" or "SGO" brand; and residential and commercial lawn care services through the "Nutri-Lawn" brand. Currently, The Franchise Company operates through approximately 1,700 franchisees employing approximately 7,300 seasonal and full-time staff.

         California Closets is the largest provider of installed closet and home storage systems in the world. Headquartered in San Rafael, California, California Closets has approximately 125 franchises in the United States and Canada as well as master franchises in other countries around the world. California Closets receives a royalty from franchisees based on a percentage of revenues.

         Paul Davis Restoration is a Florida-based franchisor of residential and commercial restoration services primarily serving the insurance restoration industry in the United States. The franchise system currently has approximately 230 franchisees across the U.S. with system wide sales exceeding $220 million. Paul Davis Restoration receives a royalty based on a percentage of franchisee revenues.

         Certa ProPainters is a residential and commercial painting franchise system with approximately 210 franchisees operating in major markets across the United States and Canada as well as master franchises in other countries around the world. Certa ProPainters focuses on high-end residential, commercial and industrial exterior painting and decorating work and other programs for property managers who have portfolios of condominium and commercial properties. Franchisees pay Certa ProPainters a fixed fee royalty, plus administrative fees for various ancillary services.

         College Pro Painters operates a seasonal exterior residential painting franchise system in 24 US States and across Canada through approximately 750 franchisees. It recruits students and trains them to operate the business, including price estimating, marketing, operating procedures, hiring, customer service and safety. College Pro Painters receives a royalty from each franchisee based on a percentage of revenues. In addition, College Pro Painters sells business items such as signs, business kits and mailing materials to each franchisee.

         Franchise agreements are generally for a term of ten years, with the exception of College Pro Painters, where the agreements are for a term of 1 year.

         In addition, the Company through its Greenspace subsidiary provides residential and commercial lawn care and landscape services, primarily in Canada, under the "ChemLawn", "Sears Lawn Care" and "Green Lawn Care" brands.

         Greenspace serves more than 120,000 customers from 14 branches and has the largest share of the Ontario and Quebec markets with an estimated 40% market share among households who purchase lawn care services, excluding mowing. Services to residential customers include fertilization, weed and pest control for lawns, trees and shrubs, and lawn aeration. Services to commercial customers include all of the services provided to residential customers plus mowing, landscaping, irrigation and other services comprising comprehensive grounds maintenance. Greenspace's operations are seasonal in nature, with the majority of its revenues earned during the Company's first and second quarters.

         SECURITY SERVICES
         FirstService operates one of the largest integrated security operations in North America through its subsidiary, Intercon Security Limited ("Intercon Security"). Intercon Security is a leading provider of integrated electronic systems and security personnel to office buildings, shopping malls and residential communities across Canada and in six U.S. states from branch operations in Toronto, Chicago, New Jersey, Milwaukee, Jacksonville, Vancouver, and Calgary.

         Intercon Security's electronic security systems include access control systems, closed circuit television systems and intrusion alarms. Intercon Security designs and manages security systems using security officers, monitoring devices, access card readers and elevator controllers interfaced with closed circuit television systems, in combination or individually, as a client's situation demands.

         BUSINESS SERVICES DIVISION

         FirstService's Business Services division provides a variety of customer support and fulfillment services to Fortune 1000 companies through 11 branches occupying more than 1.8 million square feet throughout the United States and Canada. The principal Business Services operating subsidiaries are BDP Business Data Services Limited ("BDP") and DDS Distribution Services Ltd. ("DDS").

         BDP has developed expertise in performing services that require significant labor in coordination with technology, such as the administration and processing of consumer and student loans, insurance claims and credit and loyalty cards. Through the use of efficient labor management practices and by leveraging technology, BDP offers these services to its clients as an integrated, cost-effective and high-quality solution.

         DDS provides integrated business-to-business fulfillment and distribution services to blue chip clients in the consumer goods, retail, automotive and pharmaceutical sectors. Services offered include, warehousing, order processing, order assembly and shipping, customer support, inventory management and client profiling. DDS works with its clients to create fulfillment channels that meet their needs, which can include the integration of DDS' proprietary order processing software, the development of customized e-commerce sites, the use of DDS' call center, and the coordination of activities across DDS' eight North American fulfillment centers.

         DDS takes orders from its clients, as well as directly from its clients' customers, and assembles, packages and delivers materials to the appropriate parties. Orders are received through each client's customized fulfillment channels. With its information management systems, DDS tracks the materials it warehouses and delivers and compiles data to profile its clients' customers. DDS provides its clients an array of data reporting options, and this information is used to track inventory and as a valuable marketing tool. DDS charges storage fees as well as processing fees for orders fulfilled.

INDUSTRY POSITION, COMPETITION AND CUSTOMERS

         The following information is based solely on estimates made by management of the Company and cannot be verified. In considering the Company's industry and competitive position, it should be recognized that FirstService competes with many other companies in the sale of its services, franchises and products and that some of these competitors are larger and may have greater financial and marketing strength than FirstService.

         PROPERTY SERVICES DIVISION

         MANAGEMENT SERVICES
         Based on the most recent available industry data, the Company estimates that: (i) more than 42 million Americans, representing approximately 16 million households, live in condominiums, cooperatives, planned communities and other residential developments governed by multiple unit residential community associations; (ii) more than 50% of new homes being built in and around major metropolitan areas in the United States are within these categories; (iii) there are approximately 205,000 community associations in the United States; and (iv) the total annual fees for operating expenses for all community associations in the U.S. approaches $25 billion.

         Typically, owners of privately owned residential units are required to pay quarterly or monthly fees to cover the expenses of managing the condominium or homeowner association's business activities and maintaining community properties. Historically, decision making for communities was delegated to volunteer boards of directors elected by the owners. Increasingly, these volunteer boards have outsourced the responsibility to manage the day-to-day operation and maintenance of community property to professional property management companies.

         The residential property management industry is fragmented and dominated primarily by numerous local and regional management companies. Only a small number of such companies, however, have the expertise and capital to provide both traditional property management services as well as the other support services provided by full-service property managers. The Company is the largest full-service manager of private residential communities in the United States.

         The Company's Management Services business is subject to regulation by the States in which it operates. For example, the Florida Department of Professional Regulation requires that property managers must be licensed which involves certain examinations and continuing education. In addition, the division's real estate sales and leasing operations are subject to regulation as a real estate brokerage by the various States in which it operates.

         SECURITY SERVICES
         Growth in the security industry has been significant over the last several years and is expected to continue due to a number of factors, including heightened public anxiety over crime and violence. The security industry is highly fragmented, but undergoing consolidation. In the United States alone, there are approximately 10,000 security manpower companies and 2,500 alarm-monitoring companies. The security manpower business has low barriers to entry and is cost competitive.

         Intercon Security differentiates itself by providing highly trained security officers to commercial enterprises willing to pay more for quality services and by integrating its security officer services with its security systems. Service and monitoring contracts are less sensitive to price competition than are security officer services. Intercon Security has a large market share in the Canadian cities in which it operates, but a small market share in the United States.

         The Company believes that Intercon Security is unique in its ability to offer a complete range of security systems and personnel that can be integrated and customized for the specific protection services required by its clients.

         CONSUMER SERVICES
         The residential and commercial service industry is highly fragmented, consisting principally of a large number of smaller, single-service or single-concept companies. Due to the large size of the overall market for these services, dominant market share is not considered necessary for becoming a major player in the industry. However, because of the low barriers to entry in this segment, the Company believes that brand name recognition among consumers is a critical factor in achieving long term success in the businesses in which it operates.

         In terms of franchising, the Company believes that the largest franchise companies in North America have been successful because of their ability to realize economies of scale through the centralization and successful application of certain administrative functions such as finance, marketing, purchasing, training and support staffing.

         The Company's franchise businesses are subject to United States Federal Trade Commission regulation and State and provincial laws that regulate the offering and sale of franchises. To date, these provisions have not had an adverse effect on the performance of the Company. Presently, the Company is authorized to sell franchises in 49 U.S. states, in all

Canadian provinces and in several other countries around the world. In all jurisdictions, the Company endeavors to have its franchisees meet or exceed regulatory standards.

         In terms of lawn care, the professional lawn care industry is estimated to be an $8 billion market (including mowing) in North America, and despite some consolidation, is still highly fragmented. Local and regional competitors, as well as do-it-yourself homeowners, provide strong competition in the Canadian lawn care industry, the primary market for the Company's lawn care operations carried out through Greenspace.

         Federal and Provincial environmental laws are applicable in the jurisdictions in which Greenspace operates. These regulations dictate which products and methods may be used and require employees to be properly trained and licensed in the use of pesticides and herbicides. These laws, together with municipal bylaws, may limit or restrict the use of certain lawn care practices and if such laws change, Greenspace's business may be adversely affected.

         BUSINESS SERVICES DIVISION

         The business outsourcing market has a number of distinct segments. The two most closely associated with BDP's market are information technology and personnel services. These companies seek out contracts within large organizations to provide either information systems or personnel, which are managed by clients. In contrast, BDP combines technology and people in a process that targets the outsourcing of back-office and administrative applications.

         BDP's customers are comprised of leading Canadian banks, health insurance companies, and consumer products companies. The in-house data processing departments of these customers are BDP's major competitors, and BDP differentiates itself through quality of service and price.

         DDS focuses on the fulfillment of printed materials and specialty products including promotional displays, marketing materials, medical information, educational materials and pharmaceutical samples. Many companies now are outsourcing this function to third-party fulfillment companies such as DDS. DDS is one of the largest providers of such services in North America. A number of DDS's competitors also engage in other businesses such as printing, creative communications services, or logistics. However, DDS positions itself as a specialist services company focused on the fulfillment of specialty materials and products as described above.


RECURRING REVENUE

         A common theme and key focus across the FirstService companies is recurring, contractual revenue. This is driven by the essential nature of the services provided by the Property Services and Business Services divisions.

         In the Property Services Division, property management contracts are generally for terms of one to three years, and Security Services contracts are generally one year in duration. Contracts with franchisees in Consumer Services are primarily for ten-year periods. In the Business Services Division, contracts have terms of one to five years, with larger contracts having longer terms.

CURRENT YEAR DEVELOPMENTS

         In April 1999, the Company amended and restated its lending agreement to increase credit availability and to split its senior debt facility into a $50.0 million Cdn. ($34.5 million U.S.) and a $130.0 million U.S. tranche. This revolving facility is available to finance acquisitions and working capital.

         In June 1999, the Company expanded its Management Services operations through the acquisition of American Pool, which is based in Beltsville, Maryland and operates in ten US States and in Canada.

          In July 1999, the Company expanded its Business Services division by acquiring Dallas based Southwest Distribution Services Group (now named DDS Southwest Distribution Services, Ltd.), a educational materials and textbook fulfillment business, through its subsidiary, DDS Distribution Services, Limited.

         The Company also made six smaller "tuck-under" acquisitions during the year. No material dispositions of business assets occurred during the year ended March 31, 2000.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Notes 10 and 15 to the Consolidated Financial Statements included herein under Part II contain information regarding revenues, net income before taxes and minority interest, and total assets, by geographic region.


MINORITY SHAREHOLDERS OF SUBSIDIARIES

         The Company owns a majority interest (on average, 85% of the equity) in all of its subsidiaries, while the operating management of each subsidiary owns the remaining shares. This structure was designed to maintain control by FirstService while providing significant incentives to management at the operating companies. In all cases, the Company has the right to repurchase the management's shares at a predetermined formula price, usually payable at the Company's option with any combination of Subordinate Voting Shares or cash. The Company may also be obligated to acquire certain of these minority interests in the event of the death, disability or cessation of employment of an operating manager or if shares are required to be purchased pursuant to the right of the minority shareholders to require the Company to repurchase their shares. These arrangements provide significant flexibility to the Company in connection with management succession planning and shareholder liquidity matters.


MAJOR CUSTOMERS

         FirstService has no single customer which accounts for more than 2% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.

EMPLOYEES

         The Company has approximately 7,000 full-time employees, rising to a total of 13,000 in the spring and summer months with seasonal employees.


TRADEMARKS

         FirstService's trademarks are important for the advertising and brand awareness of all of its businesses and franchises. Trademarks are renewed at each registration expiry date.


ITEM 2.  PROPERTIES

         The head office of the Registrant is a 20,000 square foot owned building located at 1140 Bay Street, Toronto, Ontario, Canada, M5S 2B4, approximately three-quarters of which is leased to third party tenants.

BUSINESS SERVICES DIVISION
         DDS leases approximately 1.7 million square feet of warehouse and office space in connection with its fulfillment and warehousing operations. Principal warehouse locations include 380,000 square feet in Norristown, Pennsylvania; 360,000 square feet in Elyria, Ohio; 250,000 square feet in Strongsville, Ohio; 175,000 square feet in Toronto, Ontario; 150,000 square feet in Dallas, Texas; 115,000 square feet in Whittier, California; and 88,000 square feet in Chicago, Illinois.

         BDP leases approximately 100,000 square feet of office space, consisting of 65,000 square feet in Toronto, Ontario; 25,000 square feet in Orangeville, Ontario; and 10,000 square feet in Ottawa, Ontario.

PROPERTY SERVICES DIVISION
         FirstService owns a 38,000 square foot office and warehouse building located in Boca Raton, Florida, most of which is occupied by Prime Management Group, Inc., part of which is occupied by the U.S. corporate offices of the Company and part of which is leased to a third party. The Company also owns a 22,000 square foot office and warehouse building in Hollywood, Florida, which is occupied by The Continental Group, Ltd.

         To house the operations of The Franchise Company, the Company leases approximately 40,000 square feet of office and warehouse space, comprised principally of the offices of Paul Davis Restoration in Jacksonville, Florida (12,000 square feet); the offices of Certa ProPainters in Valley Forge, Pennsylvania (9,000 square feet); the head office of The Franchise Company in Mississauga, Ontario (6,000 square feet); and the offices of California Closets in San Rafael, California (5,000 square feet).

         Intercon Security leases approximately 75,000 square feet of office space, consisting of primarily the following locations: Toronto, Ontario - 46,000 square feet (includes 12,000 square feet of warehouse and manufacturing space); Vancouver, British Columbia - 13,000 square feet; Oakbrook, Illinois - 7,000 square feet; and Forked River, New Jersey - 6,000 square feet.

         All of the Company's remaining operations are carried out from leased premises located across United States and Canada, none of which is material to the Company. The Company believes its existing premises, as described above, are sufficient to meet its current operating requirements.


ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, FirstService may become involved in legal proceedings with private parties and/or governments. As at June 16, 2000, these proceedings included a number of general liability actions, none of which are material to the company, and no environmental actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Fourth Quarter of the year ended March 31, 2000, no matters were submitted to a vote of security holders.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

         The Registrant's Subordinate Voting Shares are traded on the NASDAQ National Market ("NASDAQ") (symbol: FSRV) and the Toronto Stock Exchange ("TSE") (symbol: FSV). The Registrant's Multiple Voting Shares are not traded on any established public trading market.

         The following table sets forth the highest and lowest closing prices of the Registrant's Subordinate Voting Shares in each quarter of the two years ending March 31, 2000 and 1999:

           ----------------------  -------------  --------------  -------------  --------------
                                         NASDAQ          NASDAQ            TSE             TSE
                                      QUARTERLY       QUARTERLY      QUARTERLY       QUARTERLY
                                     HIGH PRICE       LOW PRICE     HIGH PRICE       LOW PRICE
           QUARTER                       ($ US)          ($ US)        ($ CDN)         ($ CDN)
           ----------------------  -------------  --------------  -------------  --------------
           FISCAL 1999      Q1           $13.88          $11.88         $20.25          $17.05
                            Q2            13.13           10.38          18.75           16.00
                            Q3            12.25           11.00          18.30           16.75
                            Q4            13.75           11.88          20.70           18.00
           ----------------------  -------------  --------------  -------------  --------------
           FISCAL 2000      Q1            17.00           13.06          25.85           19.65
                            Q2            15.31           12.00          23.00           17.75
                            Q3            13.69           11.00          19.90           16.25
                            Q4            13.13           11.03          20.50           16.05
           ----------------------  -------------  --------------  -------------  --------------


         As of May 31, 2000, in relation to the Subordinate Voting Shares, there were approximately 300 shareholders of record and approximately 4,000 persons who held shares in the names of nominees. One shareholder, the President and Chief Executive Officer of the Company, held all of the Multiple Voting Shares.

         No dividends were declared by the Registrant during the two Fiscal years ending March 31, 2000 and 1999. The Company's lending agreement with its lenders prohibits the Company from declaring dividends without the prior approval of the lenders.


TAXATION

         The following discussion summarizes certain tax considerations relevant to an investment by individuals and corporations who, for income tax purposes, are resident in the United States and not in Canada, hold shares as capital property, and do not use or hold the shares in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively, "Unconnected U.S. Shareholders"). The Canadian tax consequences of investment in the shares by investors who are not Unconnected U.S. Shareholders may be expected to differ substantially from the tax consequences discussed herein. This discussion is based on upon the provisions of the Income Tax Act (Canada) (the "Tax Act"), the Convention between Canada and the United States of America with respect to taxes on Income and Capital (the "Convention") and the published administrative practices of the Canada Customs and Revenue Agency and judicial decisions, all of which are subject to change. This discussion does not take into account the tax laws of the various provinces or territories of Canada.

         This discussion is intended to be a general description of the Canadian tax considerations and does not take into account the individual circumstances of any particular shareholder.

         Any cash and stock dividends on the shares payable to Unconnected U.S. Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected U.S. Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the Convention is 5%.

         Capital gains realized on the disposition of shares by Unconnected U.S. Shareholders will not be subject to tax under the Tax Act unless such shares are taxable Canadian property within the meaning of the Tax Act. Shares will not be taxable Canadian property to a holder unless, at any time during the five-year period immediately preceding the disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the shares are considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected U.S. Shareholders from tax under the Tax Act in respect of a disposition of shares provided the value of the shares of the Company is not derived principally from real property situated in Canada.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
(in thousands of U.S. Dollars, except per share amounts) - in accordance with United States generally accepted accounting principles.

--------------------------------------------  ------------  ------------  ------------  ------------  ------------
YEAR ENDED MARCH 31                                  2000          1999          1998          1997          1996
--------------------------------------------  ------------  ------------  ------------  ------------  ------------
OPERATIONS
Revenue                                          $340,035      $263,361      $196,488      $131,084       $90,008
EBITDA (1)                                        $37,977       $28,767       $18,608       $12,117        $7,515
Net earnings                                       $9,868        $7,222        $4,435        $2,708        $1,699

FINANCIAL POSITION
Total assets                                     $230,887      $184,306      $126,019       $76,624       $45,183
Long-term debt (2)                               $102,177       $84,516       $38,163       $28,737       $11,149
Shareholders' equity                              $68,338       $59,020       $44,807       $20,088       $16,704
Book value per share                                $5.26         $4.57         $3.65         $2.12         $1.90

SHARE DATA
Net earnings per share
    Basic                                           $0.76         $0.57         $0.43         $0.30         $0.21
    Diluted                                         $0.72         $0.54         $0.41         $0.30         $0.21
Weighted average shares (thousands)
    Basic                                          12,948        12,564        10.370         9,070         7,911
    Diluted                                        13,708        13,475        10,936         9,167         8,040
Cash dividends per share                                -             -             -             -             -
-------------------------------------------- ------------- ------------- ------------- ------------- -------------

NOTES
(1)      Earnings before interest, taxes, depreciation and amortization.
(2)      Excluding current portion of long-term debt.



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000

         Consolidated revenues for the year ended March 31, 2000 were $340.0 million; a 29.1% increase from the $263.4 million reported for the year ended March 31, 1999. Approximately $45.0 million of the increase resulted from the acquisitions of American Pool Enterprises Inc. ("American Pool"), Southwest Distribution Services Group ("DDS SW"), several smaller tuck-under companies and the full-year impact of acquisitions completed in Fiscal 1999. The balance resulted from internal growth of approximately 13%.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 32.0%, to $38.0 million from $28.8 million in the prior year, while EBITDA margins increased 25 basis points to 11.2% of revenue. The increased margins reflect productivity improvements, overhead leveraging and the impact of certain acquisitions including California Closet Company, Inc. ("California Closets"), which carry higher EBITDA margins.

         Depreciation for the year ended March 31, 2000 was $6.5 million, up 20.2% from the previous year due largely to acquisitions. However, the increase also reflects a sharp step-up in capital investment in management information systems over the past three years. Generally, these investments are depreciated over a short time frame relative to the Company's other pool of assets. Amortization for the year was $3.6 million, up 31.7% over Fiscal 1999 due to the significant amount of goodwill that has resulted from the acquisitions completed during the years ended March 31, 2000 and 1999.

         Interest expense increased 40.4% over prior year levels to $7.8 million as a result of increased borrowings related to acquisitions completed during Fiscal 2000 and 1999 and higher interest rates. All acquisitions completed during the last two Fiscal years have been financed through the Company's credit facilities.

         The income tax provision for the year ended March 31, 2000 was approximately 39.9% of earnings before taxes, compared with 42.6% for the year ended March 31, 1999. The lower tax provision reflects a more efficient cross-border tax structure resulting from amendments to the Company's credit facilities on April 1, 1999, which split the facilities into separate Canadian and US tranches. The Company expects its effective tax rate for Fiscal 2001 to closely reflect the rate experienced in Fiscal 2000.

         Minority interest expense increased to $2.2 million or 18.0% of earnings before minority interest from $1.4 million, or 16.3% in the prior year. The increase reflects a change in the mix of earnings relative to the prior year as certain operations having higher minority shareholdings contributed more to consolidated earnings. In the future, the Company expects minority interest as a percentage of earnings before minority interest to approximate the rate experienced in Fiscal 2000. In those operations where operating management are also minority owners, the Company is party to a shareholders' agreement. These agreements allow the Company to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. While it is not management's intention to acquire outstanding minority interests, this step would materially increase earnings per share. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The purchase price may, at the option of the Company, be paid primarily in Subordinate Voting Shares of the Company.

         Net earnings were $9.9 million, a 36.6% increase over the prior year, while diluted earnings per share increased 33.3% to $0.72. Diluted earnings per share reflect a 1.7% increase in the weighted average number of shares outstanding primarily as a result of the shares issued for the acquisition of an additional 34.9% interest in Intercon Security Ltd. ("Intercon Security") in December 1998.

         Revenues for the Property Services division were $266.7 million, an increase of $61.6 million or 30% over the prior year. Approximately $35.0 million of the revenue increase resulted from the acquisitions of American Pool and several tuck-under companies in Fiscal 2000 in addition to the full year impact of acquisitions completed during Fiscal 1999. The balance of the increase resulted from internal growth.

         Property Services EBITDA grew 36.3% to $27.2 million or 10.2% of revenue compared to an EBITDA margin of 9.7% in the prior year. The margin increase reflects productivity improvements, some price increases and the impact of the higher margin American Pool operations offset in part by strong growth in the lower margin security and community association management operations.

         Revenues for the Business Services division were $73.2 million, an increase of 25.8% or $15.0 million over 1999, a consequence of strong double-digit internal growth and the impact of the acquisition of DDS SW. Strong internal growth primarily reflected increases in the scope of services provided to several clients at both BDP and DDS.

         Business Services EBITDA grew 22.5% to $14.7 million, while margins fell slightly to 20.1% from 20.5%, primarily reflecting higher expenses at DDS relating to capacity expansion.

         Corporate expenses increased to $4.0 million in Fiscal 2000 from $3.2 million as a result of higher staffing levels and increased travel and legal costs related, in part, to the investigation of prospective acquisitions that were not completed.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999

         Consolidated revenues for the year ended March 31, 1999 were $263.4 million; a 34% increase from the $196.5 million reported for the year ended March 31, 1998. Approximately $41.8 million of the increase resulted from the acquisitions of the Harris Fulfillment and Harris Direct Mail divisions of Telespectrum Worldwide Inc. ("DDS Harris"), California Closets, several smaller tuck-under companies and the full-year impact of acquisitions completed in Fiscal 1998. The balance resulted from internal growth of approximately 13%.

         Earnings before interest, taxes, depreciation and amortization increased 55%, to $28.8 million from $18.6 million in the prior year, while EBITDA margins increased 140 basis points to 10.9% of revenue. The increased margins reflect approximately 25 basis points of enhancement primarily from overhead leveraging and productivity improvements. The balance of the increase in consolidated margins reflects the impact of acquisitions including Paul W. Davis Systems, Inc. ("Paul Davis"), DDS Harris and California Closets, which carry higher EBITDA margins.

         Depreciation for the year ended March 31, 1999 was $5.4 million, up 52% from the previous year due largely to acquisitions. However, the increase also reflected a sharp step-up in capital investment in management information systems over the past two years. Amortization for the year was $2.7 million, up 60% over Fiscal 1998 due to the significant amount of goodwill that has resulted from the acquisitions completed during the years ended March 31, 1999 and 1998.

         Interest expense increased 73% over prior year levels to $5.6 million as a result of increased borrowings related to acquisitions completed during Fiscal 1999 and 1998.

         The income tax provision for the year ended March 31, 1999 was approximately 42.6% of earnings before taxes, compared with 39.2% for the year ended March 31, 1998. The higher tax provision resulted from the non-deductibility of goodwill related to several acquisitions in 1999 and 1998.

         Minority interest expense decreased to $1.4 million from $1.7 million, reflecting the following increases in the Company's ownership positions in subsidiary companies: The Franchise Company from 76% to 80%; DDS Distribution Services Ltd. from 80% to 89%; The Wentworth Group, Inc. from 60% to 80%; and Intercon Security from 50.1% to 85%.

         Net earnings were $7.2 million, a 63% increase over the prior year, while diluted earnings per share increased 32% to $0.54. Diluted earnings per share reflect a 23% increase in the weighted average number of shares outstanding primarily as a result of the full year impact of the November 26, 1997 public offering of 2.5 million shares.

         Revenues for the Property Services division were $205.1 million, an increase of $45.2 million or 28% over the prior year. Approximately $28.6 million of the revenue increase results from the acquisitions of California Closets and several smaller community association management companies, and the full year impact of acquisitions completed during Fiscal 1998. The balance of the increase resulted from internal growth.

         Property Services EBITDA grew 44% to $20.0 million or 9.7% of revenue compared to an EBITDA margin of 8.7% in the prior year. The margin increase reflects productivity improvements, some price increases and the impact of the higher margin Paul Davis and California Closets operations offset in part by strong growth in the lower margin security and community association management operations.

         Revenues for the Business Services division were $58.2 million, an increase of 59% over 1998, a consequence of internal growth of greater than 25% and the impact of the Harris Fulfillment acquisition. Strong internal growth reflected the impact of a large student loan processing contract secured early in the Fiscal year by BDP and significant increases in the scope of services provided to several clients at both BDP and DDS.

         Business Services EBITDA grew 67% to $12.0 million, while margins grew to 20.5% from 19.6%, primarily as a result of productivity improvements.

         Corporate expenses increased to $3.2 million in 1999 from $2.5 million primarily as a result of higher salary costs.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care services, exterior painting services, and commercial pool maintenance in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. The community association management, security, business services and many of the franchise systems generate revenues approximately evenly throughout the Fiscal year.

         The seasonality of the lawn care, painting and pool maintenance operations results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions that alter the consolidated service mix. The Company's non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while the Company's seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, the Company's quarterly EBITDA margin fluctuations should be reduced.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended March 31, 2000 was $19.7 million, up approximately 140% over the prior year. The significant increase in cash flow is the result of a concerted effort by operating management to more effectively manage working capital. Working capital investment increased by only $4.0 million during Fiscal 2000 compared to a $9.4 million increase during Fiscal 1999.

         Bank borrowings and cash flow from operations have historically been the primary funding sources for working capital requirements, capital expenditures and acquisitions. Management believes that funds from these sources and proceeds from capital stock issues will remain available and are adequate to support ongoing operational requirements and near-term acquisition growth.

         In December 1996, FirstService entered into a lending agreement with a syndicate of banks. The agreement - amended and restated in October 1997, again in June 1998 and most recently on April 1, 1999, currently provides six-year committed revolving credit facilities of $50 million Cdn. and $130 million U.S. to fund acquisitions. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of March 31, 2000, the Company had drawn $99.4 million U.S. and was in compliance with all financial covenants.

         Net borrowings increased by approximately $19.0 million from March 31, 1999 to March 31, 2000, however all key financial coverage ratios showed significant improvement.

         At March 31, 2000, the Company had an interest rate swap contract to December 31, 2002 at a fixed rate of 5.3% in the amount of approximately $14 million to hedge against interest rate exposure on a portion of its revolving facilities. On April 1, 2000 the Company cancelled the swap contract for a gain of $251,000.

         The Company is exposed to certain foreign currency exchange risks. The Company's exposure to losses may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

         During Fiscal 2000, capital expenditures totaled $8.8 million comprising approximately $4.0 million in expenditures on management information systems with the balance split between vehicles and production equipment. For the upcoming year, capital expenditures are expected to approximate Fiscal 2000 levels with reduced spending anticipated for information systems offset by increased expenditures for facilities and leasehold improvements to support expansion requirements in the Business Services division.

         Acquisition expenditures during the year totaled $22.0 million. All of the acquisition consideration was in the form of cash. In connection with certain acquisitions, the Company has agreed to pay additional consideration contingent on the future operating results of the acquired entity. The payment of any such amounts would be in cash and would result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.


YEAR 2000

         The Company has addressed the Year 2000 issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer applications and software may have recognized an input of two zeros (00) as the year 1900. This incorrect date recognition could have caused systems and software malfunctions that may have had a material adverse effect on business operations. This potential problem could have affected not only the Company's internal information systems and other infrastructure containing embedded technology, but also those of third parties, such as customers and suppliers using systems that may interact with or affect the Company's operations or, in the case of the Company's security operation, systems supplied by the Company.

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

         The Company experienced no material difficulties with its internal systems in the transition from the year 1999 to the year 2000. The Company also did not experience any material Y2K-related difficulties with its providers of goods and services and it did not experience any material difficulties in facilities in which the Company was providing systems or services.

         Many of the systems upgrades that dealt with the Y2K issue would have occurred in the normal course of business. In other cases, the Company accelerated normal course systems replacements or upgrades in view of the Y2K issue. The costs incurred to replace non-compliant systems that would not otherwise have been replaced were not material. All Year 2000 costs were funded with cash from operations.

FORWARD-LOOKING STATEMENTS

         This Management Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. The Company's actual results may differ materially from such statements. Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the United States and Canadian economies, and the ability of the Company to make acquisitions at reasonable prices. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company notes that past performance in operations and share price are not necessarily predictive of future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Set forth below is the report of PricewaterhouseCoopers LLP dated May 9, 2000, the consolidated balance sheets of FirstService Corporation as at March 31, 2000 and 1999, the consolidated statements of earnings, shareholders' equity and cash flows for the three-year period ended March 31, 2000 and the notes to the financial statements.

                            FIRSTSERVICE CORPORATION


                              FINANCIAL STATEMENTS
                 (STATED IN U.S. DOLLARS AND IN ACCORDANCE WITH
             UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES)

                                 MARCH 31, 2000

AUDITORS' REPORT

TO THE SHAREHOLDERS OF FIRSTSERVICE CORPORATION

We have audited the consolidated balance sheets of FirstService Corporation as at March 31, 2000 and 1999 and the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three-year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and 1999 and the results of its operations and cash flows for each year in the three-year period ended March 31, 2000 in accordance with United States generally accepted accounting principles.




PRICEWATERHOUSECOOPERS LLP
Chartered Accountants

Toronto, Ontario
May 9, 2000

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. Dollars, except per share amounts) - in accordance with United States generally accepted accounting principles.

For the years ended March 31                                                2000        1999       1998
-------------------------------------------------------------------------------------------------------
Revenues                                                                 $340,035   $263,361   $196,488
Cost of revenues                                                          226,154    176,089    130,645
Selling, general and administrative expenses                               75,904     58,505     47,235
Depreciation and amortization                                              10,107      8,145      5,277
Interest                                                                    7,849      5,589      3,232
-------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority
     interest                                                              20,021     15,033     10,099
Income taxes (note 10)                                                      7,989      6,402      3,960
-------------------------------------------------------------------------------------------------------
Earnings before minority interest                                          12,032      8,631      6,139
Minority interest share of earnings                                         2,164      1,409      1,704
-------------------------------------------------------------------------------------------------------
NET EARNINGS                                                             $  9,868   $  7,222   $  4,435
=======================================================================================================

Earnings per share (note 11)
NET EARNINGS:

     BASIC                                                               $   0.76   $   0.57   $   0.43

     DILUTED                                                             $   0.72   $   0.54   $   0.41
=======================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles.

As at March 31                                                                         2000         1999
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $   3,297    $   4,627
     Accounts receivable, net of an allowance of $3,273 (1999 - $2,620)              53,170       41,360
     Inventories (note 4)                                                             8,929        7,969
     Prepaids and other                                                               8,491        6,759
     Deferred income taxes (note 10)                                                  1,063        1,716
--------------------------------------------------------------------------------------------------------
                                                                                     74,950       62,431
--------------------------------------------------------------------------------------------------------

Other receivables (note 5)                                                            4,405        3,425
Fixed assets (note 6)                                                                29,693       25,847
Other assets (note 6)                                                                 4,074        3,429
Deferred income taxes (note 10)                                                         270          410
Goodwill (note 7)                                                                   117,495       88,764
--------------------------------------------------------------------------------------------------------
                                                                                    155,937      121,875
--------------------------------------------------------------------------------------------------------
                                                                                  $ 230,887    $ 184,306
========================================================================================================
LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                             $  11,752    $   8,156
     Accrued liabilities                                                             23,013       17,857
     Income taxes payable                                                             2,879        1,181
     Unearned revenue                                                                10,725        6,099
     Long-term debt - current (note 8)                                                2,733        1,726
     Deferred income taxes (note 10)                                                    459          543
--------------------------------------------------------------------------------------------------------
                                                                                     51,561       35,562
--------------------------------------------------------------------------------------------------------

Long-term debt less current portion (note 8)                                        102,177       84,516
Deferred income taxes (note 10)                                                       1,836          319
Minority interest                                                                     6,975        4,889
--------------------------------------------------------------------------------------------------------
                                                                                    110,988       89,724
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Capital stock (note 9)                                                          53,849       53,654
          Issued and outstanding 12,326,683 (1999 - 12,256,208)
               Subordinate Voting Shares and 662,847 convertible Multiple
               Voting Shares (1999 - 662,847)
     Receivables pursuant to company's share purchase plan (note 9)                  (3,294)      (3,294)
     Retained earnings                                                               15,614        6,168
     Cumulative other comprehensive earnings                                          2,169        2,492
--------------------------------------------------------------------------------------------------------
                                                                                     68,338       59,020
--------------------------------------------------------------------------------------------------------
                                                                                  $ 230,887    $ 184,306
========================================================================================================

Commitments and contingencies (note 14)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Signed on behalf of the Board




Director                                     Director

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles.



                                                             Receivables              Cumulative
                                      Issued and             pursuant to                   other
                                     outstanding    Capital        share    Retain  comprehensive          Total
                                          shares      stock     purchase   earnings      earnings  shareholders'
                                        (note 9)    (note 9)        plan  (deficit)     (deficit)         equity

----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                9,456,444   $ 27,033     $(1,584)  $ (4,818)    $  (543)        $ 20,088
----------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
      Net earnings                          --         --          --        4,435        --              4,435
      Foreign currency
           translation
           adjustments                      --         --          --         --          (302)            (302)
                                                                                                       --------
Comprehensive earnings                                                                                    4,133
                                                                                                       --------
Subordinate Voting Shares
     Issued for purchase of
           Minority interest             110,235        857        --         --          --                857
     Stock options exercised             154,159        644        --         --          --                644
     Issued under share
          purchase plan                  115,000        902        (902)      --          --               --
     Purchased for
          cancellation                   (50,300)      (146)       --         --          --               (146)
     Issued under public
          offering                     2,500,000     19,206        --         --          --             19,206
Cash payments on share
      purchase plan                         --         --           157       --          --                157
Cost of shares repurchased
      in excess of stated
      capital                               --         --          --         (132)       --               (132)
----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998               12,285,538     48,496      (2,329)      (515)       (845)          44,807
----------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
     Net earnings                           --         --          --        7,222        --              7,222
     Foreign currency
           translation
           adjustments                      --         --          --         --         3,337            3,337
                                                                                                       --------
Comprehensive earnings                                                                                   10,559
                                                                                                       --------
Subordinate Voting Shares
     Issued for purchase
          of Minority interest           239,437      2,823        --         --          --              2,823
     Stock options exercised             358,380      1,375        --         --          --              1,375
     Issued under share
          purchase plan                   97,500      1,166      (1,166)      --          --               --
     Purchased for
          cancellation                   (61,800)      (206)       --         --          --               (206)
Cash payments on share
      purchase plan                         --         --           201       --          --                201
Cost of shares repurchased
      in excess of stated
      capital                               --         --          --         (539)       --               (539)
----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999               12,919,055     53,654      (3,294)     6,168       2,492           59,020
----------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
     Net earnings                           --         --          --        9,868        --              9,868
     Foreign currency
     translation
     adjustments (note 12)                  --         --          --         --          (323)            (323)
                                                                                                       --------
Comprehensive earnings                                                                                    9,545
                                                                                                       --------
Subordinate Voting Shares
     Stock options exercised             132,475        465        --         --          --                465
     Purchased for
         cancellation                    (62,000)      (270)       --         --          --               (270)
Cost of shares repurchased
     in excess of stated
     capital                                --         --          --         (422)       --               (422)
----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000               12,989,530   $ 53,849     $(3,294)  $ 15,614     $ 2,169         $ 68,338
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles.

For the years ended March 31                                                  2000       1999       1998
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY  (USED IN)
OPERATING ACTIVITIES

Net earnings                                                              $  9,868   $  7,222   $  4,435
Items not affecting cash
     Depreciation and amortization                                          10,107      8,145      5,277
     Deferred income taxes                                                   1,087        418      1,251
     Minority interest share of earnings                                     2,164      1,409      1,704
     Other                                                                     446        292        277
--------------------------------------------------------------------------------------------------------
                                                                            23,672     17,486     12,944
Changes in operating assets and liabilities
     Accounts receivable                                                    (2,080)    (7,015)    (3,477)
     Inventories                                                              (949)     2,084       (715)
     Prepaids and other                                                     (1,360)      (681)      (713)
     Account payable                                                        (1,395)    (4,242)       422
     Accrued liabilities                                                       686      2,610        839
     Income taxes payable                                                    1,698       (634)       490
     Unearned revenue                                                         (599)    (1,500)       766
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   19,673      8,108     10,556
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                            (22,069)   (38,831)   (31,802)
Purchase of minority shareholders' interest                                   --       (2,956)       (30)
Purchases of fixed assets                                                   (8,824)    (5,810)    (5,547)
Proceeds from sale of business and other assets                                105      2,648       --
Purchases of other assets                                                   (1,038)      (569)      (964)
(Increase) decrease in other receivables                                      (980)    (2,382)       449
--------------------------------------------------------------------------------------------------------
Net cash used in investing                                                 (32,806)   (47,900)   (37,894)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increases in long-term debt                                                 23,056     48,079     10,638
Repayments of long-term debt                                               (10,706)    (6,995)    (3,530)
Financing fees paid                                                           (545)      (746)      (194)
Proceeds received on Subordinate Voting Shares                                 465      1,576     19,294
Subordinate Voting Shares repurchased                                         (692)      (745)      (278)
Dividends paid to minority shareholders of subsidiaries                       (190)      (226)      (197)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing                                              11,388     40,943     25,733
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        415        847        403
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
     during the year                                                        (1,330)     1,998     (1,202)

Cash and cash equivalents, beginning of year                                 4,627      2,629      3,831
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                    $  3,297   $  4,627   $  2,629
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except per share amounts, in accordance with United States generally accepted accounting principles)

1.       DESCRIPTION OF THE BUSINESS

         FirstService Corporation (the Company) is a provider of property and business services to corporate, public sector and residential customers in the United States and Canada. The Company's operations are conducted through two principal operating divisions, Property Services and Business Services. The Property Services division includes property management, security, franchised services and lawn care, which represents approximately 80% of the Company's revenues for the year ended March 31, 2000. The Business Services division provides outsourcing services such as transaction processing and literature fulfillment for corporations and government agencies.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to fixed assets and goodwill. Actual results could be materially different from these estimates. Significant accounting policies are summarized as follows:

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts are eliminated on consolidation.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

         INVENTORIES

         Inventories are carried at the lower of cost and net realizable value. Cost is determined by the weighted average or first-in, first-out methods. The weighted average and the first-in, first-out methods represent approximately 45% and 55% of total inventories, respectively. Finished goods and work-in progress include the cost of materials, direct labor and manufacturing overhead costs.

         FIXED ASSETS

         Fixed assets are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Fixed assets are depreciated and amortized over their estimated useful lives as follows:

         Buildings                                   40 years straight-line
         Vehicles                                    3 to 10 years straight-line
         Furniture and equipment                     20% to 30% declining balance and 3 to 10 years straight-line
         Computer equipment and software             20% declining balance and 3 to 5 years straight-line
         Enterprise system software                  10 years straight-line
         Leasehold improvements                      term of the leases to a maximum of 10 years

         The Company reviews the carrying value of fixed assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

         GOODWILL AND OTHER ASSETS

         These assets are stated at cost less accumulated amortization. Goodwill, which represents costs in excess of net assets acquired, and other assets are amortized on a straight-line basis over periods expected to be benefited at the following rates:

         Goodwill                                    10 to 40 years
         Management contracts                        over life of contract
         Deferred costs                              1 to 3 years

         Goodwill in excess of associated expected operating cash flows determined on an undiscounted cash flow basis is considered to be impaired and is written down to fair value. Any difference would be recorded as an impairment adjustment. Management is of the opinion that there has been no decline in the value assigned to goodwill.

         Financing fees are amortized on a straight-line basis over the term of the associated debt.

         REVENUE RECOGNITION AND UNEARNED REVENUE

         (a) Business services and company owned property services

         Revenue is recognized at the time the service is rendered or the product is shipped. Revenue for contracts in process is recognized on the percentage of completion method, generally in the ratio of actual costs incurred to total estimated contract costs. Amounts received from customers in advance of services being provided are recorded as unearned revenue when received.

         (b) Franchised property services

         The Company's franchised property services are conducted principally through subsidiaries California Closet Company, Inc. ("California Closets"), Paul W. Davis Systems, Inc. ("Paul Davis"), Certa ProPainters Ltd. in the United States and Canada (collectively - "Certa ProPainters"), and College Pro Painters U.S. Ltd. and in Canada by College Pro Painters Ltd. (collectively - "College Pro"). Initial franchise fees are recognized by California Closets, Paul Davis and Certa ProPainters when the required initial services have been substantially performed. College Pro does not charge any such fees to franchisees. Royalties are generally charged as a percentage of revenue, as defined, where reported by the franchisees except for Certa ProPainters, where the franchisees are charged a fixed monthly amount. Revenue from administrative and other support services, as applicable, is recognized as the services are provided.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred except for direct response advertising, which is recorded as a current asset and is amortized over the period of expected sales revenue resulting from such advertising.

         FOREIGN CURRENCY TRANSLATION

         Effective April 1, 1999, the Company adopted the U.S. Dollar as its reporting currency since a majority of the Company's revenues, expenses, assets and liabilities are in the United States and the increasing focus of the Company's operations are in that country. Comparative financial statements were restated as if the U.S. Dollar had been the reporting currency in prior years.

         Assets and liabilities of the Company's Canadian operations where the functional currency is other than U.S. dollars are translated into U.S. dollars at the exchange rates prevailing at year-end and revenue and expenses at the weighted average exchange rates for the year. All exchange gains and losses on translation are shown as a separate component of shareholders' equity.

         INCOME TAXES

         Income taxes have been provided using the liability method whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs.

         Income taxes are not provided on the unremitted earnings of U.S. subsidiaries since it has been the practice and is the intention of the Company to reinvest these earnings in the U.S. businesses.

         STOCK BASED COMPENSATION

         The Company measures compensation costs for employee stock options using the intrinsic value method as prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different service industries in two countries.

         FINANCIAL INSTRUMENTS

         Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value. The fair values of accounts receivable, accounts payable, accrued liabilities, income taxes payable and unearned revenue approximate recorded amounts because of the short period to maturity of these instruments. The fair values of other receivables and long-term debt are based on rates applicable to the Company based on similar items and maturities of these instruments. Off-balance sheet derivative financial instruments included interest rate swap contracts to hedge against interest rate exposure on a portion of the Company's long-term revolving debt facilities and are fair valued based on current termination values or quoted market prices of comparable contracts.

3.       SIGNIFICANT BUSINESS ACQUISITIONS

         2000 ACQUISITIONS:
         Effective June 1, 1999, the Company acquired an 80% interest in American Pool Enterprises, Inc. ("American Pool") headquartered in Maryland. American Pool provides commercial swimming pool management services.

         Effective July 1, 1999, an 89% owned subsidiary of the Company (DDS Distribution Services Ltd. or "DDS") acquired 100% of Southwest Distribution Services Group ("DDS SW"), a Texas based textbook fulfillment business.

         1999 ACQUISITIONS:
         Effective April 1, 1998, DDS acquired 100% of the Harris Fulfillment and Harris Direct Mail divisions of Telespectrum Worldwide Inc. ("DDS Harris") headquartered in Pennsylvania.

         Effective October 1, 1998, an 80% owned subsidiary of the Company, The Franchise Company, acquired 90% of California Closets, a California based franchisor of installed closet and home storage systems.

         1998 ACQUISITIONS:
         Effective June 19, 1997, the Company acquired 80.1% of The Continental Group, Inc. ("Continental Group"), a full service community association management company headquartered in Florida.

         Effective November 1, 1997, The Franchise Company acquired 100% of Paul Davis, a Florida based franchisor of general contracting and cleaning businesses.

         Details of these acquisitions are as follows:

                                         2000                 1999                     1998
                                 ------------------   ----------------------  ---------------------
                                 American    DDS SW   DDS Harris  California  Continental       Paul
                                     Pool                            Closets        Group      Davis
Net assets acquired,
  at fair market value:
      Tangible assets, net
          of liabilities         $ (6,444)  $    673    $  5,448    $    577     $  3,011   $    306
      Minority interest              --         --          --           (57)        (599)      --
                                 --------   --------    --------    --------     --------   --------
                                   (6,444)       673       5,448         520        2,412        306
                                 --------   --------    --------    --------     --------   --------
Consideration
       Cash                         4,755      8,711      23,000      12,488       13,100     11,005
                                 --------   --------    --------    --------     --------   --------
      Goodwill                   $ 11,199   $  8,038    $ 17,552    $ 11,968     $ 10,688   $ 10,699
                                 ========   ========    ========    ========     ========   ========


         In addition to the acquisitions disclosed above, the Company made various other acquisitions for total consideration of $5,730 (1999 - $9,403) (1998 - $10,515) comprised of cash of $5,730 (1999 - $6,580)
         (1998 - $9,658) and capital stock of $nil (1999 - $2,823) (1998 - $857)
         to acquire net assets of $1,040 (1999 - $1,505) (1998 - $53) resulting in goodwill of $4,690 (1999 - $7,898) (1998 - $10,462).

         In 2000 and 1999, the Company also disposed of business assets of subsidiaries with a net book value of $209 (1999 - $1,481) for net proceeds of $105 (1999 - $1,682).

         In addition to the consideration disclosed above, certain vendors, at the time of acquisition, were entitled to receive contingent payments if the acquired business exceeded certain financial thresholds during the two to three-year period following the date of acquisition as follows:

        Name of acquired business        Amount of contingent consideration
                                               at date of acquisition
         American Pool                                  $2,800
         DDS SW                                          3,000
         DDS Harris                                      4,000
         California Closets                              3,600
         Continental Group                               1,500

         As at March 31, 2000 all vendors, including those above, are entitled to receive contingent payments of up to $13,095 during the period extending to March 2003. These amounts have been treated as contingent consideration and any resulting payments will be recorded as goodwill when the contingencies are resolved and the consideration is issuable. Contingent consideration paid or accrued during the year ended March 31, 2000 was $6,570 (1999 - $nil) (1998 - $233).

         The acquisitions referred to above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of earnings and comprehensive income do not include any revenues or expenses related to these acquisitions prior to these respective closing dates. The cash portions of the acquisitions were financed through available cash and borrowings from the Company's revolving acquisition facility.

         Following are the Company's unaudited pro forma results assuming the acquisitions of American Pool, DDS SW, DDS Harris, California Closets, Continental Group and Paul Davis occurred on April 1 on the respective year of acquisition. The year immediately prior to the year of each respective acquisition also includes the pro forma results of that respective acquisition.

                                                      2000          1999         1998
                                               -----------   -----------   ----------
         Pro forma revenue                     $   347,072   $   299,020   $   240,116
         Pro forma net earnings                $    10,498   $     8,768   $     5,260

         Pro forma earning per share:
              Basic                                 $ 0.81        $ 0.70        $ 0.51
              Diluted                               $ 0.76        $ 0.65        $ 0.48

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that would have actually resulted had the combinations been in effect at the beginning of each year or of future results of operations.

4.       INVENTORIES

                                                        2000             1999
                                             ----------------    -------------
        Supplies and other                           $ 3,637         $  3,693
        Finished goods                                 2,969            2,534
        Work-in-progress                               2,071            1,627
        Small equipment                                  252              115
                                               --------------    -------------
        Total                                        $ 8,929         $  7,969
                                               ==============    =============

5.       OTHER RECEIVABLES

         Included in other receivables are:

         (a) $2,137 (1999 - $1,040) of secured non-interest bearing loans due from minority shareholders of four (1999 - two) subsidiaries;

         (b) $885 (1999 - $2,385) of other long-term receivables primarily relating to restoration and security installation projects conducted by the Company's property services group; and

         (c) $1,383 (1999 - $nil) of interest bearing franchise fees receivable from franchisees in the Company's franchised property services group.

6.       FIXED ASSETS AND OTHER ASSETS

        2000

                                                                            Accumulated
                                                                           depreciation/                 Net
                                                               Cost         amortization                2000
                                                   -----------------      ---------------      --------------
        FIXED ASSETS
        Land                                              $     937             $      -             $   937
        Buildings                                             5,596                  858               4,738
        Vehicles                                             11,646                6,974               4,672
        Furniture and equipment                              18,823               10,880               7,943
        Computer equipment and software                      12,039                7,613               4,426
        Enterprise system software                            3,720                  740               2,980
        Leasehold improvements                                7,839                3,842               3,997
                                                   -----------------      ---------------      --------------
        Total                                              $ 60,600             $ 30,907             $29,693
                                                   =================      ===============      ==============
                                                                                               ==============
        OTHER ASSETS
        Investments                                         $   725              $     -             $   725
        Financing fees                                        3,093                1,066               2,027
        Management contracts                                  1,696                  636               1,060
        Deferred costs                                        1,107                  845                 262
                                                   -----------------      ---------------      --------------
        Total                                               $ 6,621              $ 2,547             $ 4,074
                                                   =================      ===============      ==============

        1999

                                                                            Accumulated
                                                                           depreciation/                 Net
                                                               Cost         amortization                1999
                                                   -----------------      ---------------      --------------
        FIXED ASSETS

        Land                                               $   937             $     -               $   937
        Buildings                                            5,564                   685               4,879
        Vehicles                                             7,552                 4,139               3,413
        Furniture and equipment                             18,192                11,647               6,545
        Computer equipment and software                      9,564                 5,493               4,071
        Enterprise system software                           2,811                   330               2,481
        Leasehold improvements                               5,869                 2,348               3,521
                                                   ----------------       ---------------      --------------
        Total                                             $ 50,489             $  24,642           $  25,847
                                                   ================       ===============      ==============

        OTHER ASSETS

        Investments                                       $    108             $     -              $    108
        Financing fees                                       2,548                   630               1,918
        Management contracts                                 1,575                   706                 869
        Deferred costs                                       1,069                   535                 534
                                                   ----------------       ---------------      --------------
        Total                                             $  5,300             $   1,871            $  3,429
                                                   ================       ===============      ==============

         Included in fixed assets are vehicles under capital lease at a cost of $3,662 (1999 - $2,924) with a net book value of $2,103 (1999 - $1,615)
         and computer equipment and software under capital lease at a cost of $3,849 (1999 - $3,898) with a net book value of $1,714 (1999 - $2,282).

7.       GOODWILL

                                                                                      2000                    1999
                                                                            ---------------       -----------------
        Cost                                                                     $ 125,750                $ 94,264
        Less: Accumulated amortization                                               8,255                   5,500
                                                                            ---------------       -----------------
                                                                                 $ 117,495                $ 88,764
                                                                            ===============       =================

8.       LONG-TERM DEBT

                                                                                      2000                    1999
                                                                            ---------------       -----------------
        Revolving debt facility of $130,000 U.S. and
             $50,000 Cdn. due June 1, 2004                                       $  99,400                $ 81,913
        Obligations under capital leases bearing interest
             ranging primarily from 6% to  9% and maturing at
             various dates through the year 2005                                     2,891                   3,175
        Vendor-take-back notes bearing interest primarily at 8%,
              and other long-term debt maturing at various dates
              through the year 2002                                                  2,619                   1,154
                                                                            ---------------       -----------------
                                                                                   104,910                  86,242
        Less: Current portion                                                        2,733                   1,726
                                                                            ---------------       -----------------
                                                                                 $ 102,177                $ 84,516
                                                                            ===============       =================

         The revolving debt facility at March 31, 2000 is comprised of borrowings of $99,400 U.S. and at March 31, 1999, $103,970 Cdn. ($68,913 U.S.) and $13,000 U.S.

         Included in capital leases at March 31, 2000 and 1999 are obligations in Canadian dollars of $2,486 ($1,715 U.S.) and at March 31, 1999 of $3,552 ($2,354 U.S.) respectively.

         Included in the vendor-take-back notes at March 31, 2000 and 1999 are obligations in Canadian dollars of $364 ($251 U.S.) and $801 ($531 U.S.) respectively.

         At March 31, 2000, the estimated aggregate amount of principal repayments on long-term debt required in each of the next five fiscal years and thereafter to meet the retirement provisions are as follows:

                       2001                               $ 2,733
                       2002                                 2,030
                       2003                                   307
                       2004                                   143
                       2005                                99,697

         On April 1, 1999 the Company amended and restated its lending agreement. The amended facility split the senior debt facility into a $50 million Cdn. ($34.5 million U.S.) and a $130 million U.S. tranche. The new facility provided approximately $47 million Cdn. ($32.4 million U.S.) of additional credit over the previous $200 million Cdn. ($138.0 million U.S.) facility. Other terms of the facility remain unchanged from those arranged in June 1998.

         The revolving facility provides that the Company may borrow using LIBOR or Bankers Acceptances interest rate options that vary within a range depending on certain leverage ratios. Borrowings currently bear interest at the lenders' cost of funds rate plus 1.25%. The Company had an interest rate swap contract to December 31, 2002 at a fixed rate of 5.3% in the amount of $20 million Cdn. ($13.8 million U.S.) to hedge against interest rate exposure on a portion of its revolving facility. On April 1, 2000, the company cancelled this interest rate swap contract for a gain of $251.

         As security for the debt facility, the Company has granted the lenders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests. The lending agreement prohibits the Company from paying dividends and without prior approval from undertaking significant mergers, acquisitions and dispositions. The covenants also require the Company to maintain certain ratios, including debt to EBITDA, debt to capitalization, fixed charge coverage, working capital, business value and debt to interest coverage.


9.       CAPITAL STOCK

         The authorized capital stock of the Company is as follows:

         An unlimited number of preference shares, issuable in series;

         An unlimited number of Subordinate Voting Shares having one vote per share; and

         An unlimited number of Multiple Voting Shares having 20 votes per share, convertible at any time into Subordinate Voting Shares at a rate of one Subordinate Voting Share for every Multiple Voting Share outstanding.

         The following table provides a continuity of total capital stock:

                                    SUBORDINATE VOTING SHARES      MULTIPLE VOTING SHARES            Total         Total
                                         Number        Amount       Number         Amount           Number        Amount
                                   -------------    ----------    ---------    -----------     ------------    ----------
    Balance,  March 31, 1997          8,793,597       $26,660      662,847           $373        9,456,444       $27,033
    Balance,  March 31, 1998         11,622,691        48,123      662,847            373       12,285,538        48,496
    Balance,  March 31, 1999         12,256,208        53,281      662,847            373       12,919,055        53,654
    Balance,  March 31, 2000         12,326,683        53,476      662,847            373       12,989,530        53,849

         During the year ended March 31, 1998, the Company completed an offering of 2,500,000 Subordinate Voting Shares at $8.00 to a syndicate of underwriters led by Credit Suisse First Boston Corporation and ABN AMRO Chicago Corporation for proceeds of $19,206 net of expenses of $1,507 and a deferred tax asset of $713.

         The Company has $3,294 (1999 - $3,294) of secured non-interest bearing loans related to the purchase of 522,500 Subordinate Voting Shares (1999 - 522,500 shares). The loans, which are secured by the shares issued, have a five-year term from the grant date; however, they are open for repayment at any time. The maturities of these loans are as follows:

                Year ending March 31
                2002                                              $ 1,226
                2003                                                  902
                2004                                                1,166
                                                           ---------------
                                                                  $ 3,294
                                                           ===============

         The Company has a Stock Option Plan for directors, officers and key full-time employees of the Company and its subsidiaries. At March 31, 2000 a total of 2,850,000 Subordinate Voting Shares were reserved and approved by the shareholders of the Company for issuance pursuant to stock options. Each option usually vests over a four-year term and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share. At March 31, 2000 there were 1,879,200 options outstanding to 80 employees and directors at prices ranging from $5.00 to $21.00 Cdn. per share, which expire on various dates through March 2005. There were 160,320 options available for future grants as at March 31, 2000.

         The number of Subordinate Voting Shares issuable under options and the average option prices per share in $Cdn. are as follows:

                                         SHARES ISSUABLE UNDER OPTIONS               WEIGHTED AVERAGE PRICE PER SHARE
                                                                                                  ($CDN.)
                                   ------------------------------------------     ---------------------------------------
                                         2000            1999           1998          2000           1999           1998
                                   ------------------------------------------     ---------------------------------------
      Shares issuable under
          options - Beginning
          of year                   1,342,675       1,558,180      1,250,305        $ 8.10         $ 7.17         $ 5.41
      Granted                         669,000         171,500        504,034         17.61          11.91          10.50
      Exercised for cash             (132,475)       (358,380)      (154,159)         5.17           5.78           5.87
      Expired or cancelled             -             (28,625)       (42,000)           -             8.67           5.26
                                   -----------     -----------    -----------     ---------     ----------    -----------
      Shares issuable under
          options - End of
          year                      1,879,200       1,342,675      1,558,180       $ 11.62         $ 8.10         $ 7.17
                                   ===========     ===========    ===========     =========     ==========    ===========
      Options exercisable -
          End of year                 896,803         726,459        836,909
                                   ===========     ===========    ===========

         The weighted average fair value of options granted in 2000, 1999 and 1998 was $4.54 ($6.68 Cdn.), $3.91 ($5.89 Cdn.) and $3.03 ($4.25 Cdn.)
         per share, respectively.

         The options outstanding as at March 31, 2000 to purchase Subordinate Voting Shares are as follows:

                                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                         -------------------------------------------------  ----------------------------
                                                     Weighted-average  Weighted-average                  Weighted-average
                                                            remaining          exercise                          exercise
                                              Number      contractual            price            Number            price
   Range of exercise prices ($Cdn.)      outstanding      life (years)          ($Cdn.)      exercisable           ($Cdn.)
   ----------------------------------    ------------    -------------     -------------    -------------    -------------
   $5.00 to $5.69                            606,950             1.22            $ 5.43          520,715           $ 5.43
   $8.00 to $12.37                           461,250             2.34             10.27          207,563            10.27
   $13.50 to $21.00                          811,000             3.84             17.02          168,525            16.27
                                         ------------    -------------     -------------    -------------    -------------
                                           1,879,200             2.77           $ 11.62          896,803           $ 8.59
                                         ============    =============     =============    =============    =============


         Statement of Financial Accounting Statements ("SFAS") No. 123 requires pro forma disclosures of earnings and earnings per share as if the fair value method of accounting for employee stock options had been applied. The following table presents the results that would be obtained if the Company had adopted SFAS No. 123, effective April 1, 1995. Compensation cost is based on the fair value of the award using the Black-Scholes option-pricing model. The disclosures in the table below show the company's earnings and earnings per share after including the effect of the compensation cost.

                                                           2000              1999             1998
                                                  --------------     -------------     ------------
        Pro forma net earnings                           $9,164            $6,347           $3,964
        Pro forma net earnings per share:
             Basic                                       $ 0.71            $ 0.51           $ 0.38
             Diluted                                     $ 0.67            $ 0.47           $ 0.36

        Assumptions
             Risk-free interest rate                       5.5%              5.5%             5.5%
             Expected life in years                        4.50              4.00             4.00
             Volatility                                   35.0%             40.0%            40.0%
             Dividend yield                                0.0%              0.0%             0.0%


10.      INCOME TAXES

         Income taxes differ from the amounts that would be obtained by applying the statutory rate to the respective years' earnings before taxes. These differences result from the following items:

                                                                                 2000              1999             1998
                                                                         -------------    --------------    -------------
        Income tax expense using combined statutory rates of
              approximately  45%                                               $9,009            $6,764           $4,545
        Non-deductible expenses
             Amortization of goodwill                                             397               389              278
             Other                                                                185               165              100
        Foreign tax rate reduction                                            (1,602)             (916)            (307)
        Change in valuation allowances                                             -                -              (656)
                                                                         -------------    --------------    -------------
        Provision for income taxes as reported                                 $7,989            $6,402           $3,960
                                                                         =============    ==============    =============


         Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

                                                                                 2000              1999             1998
                                                                         -------------    --------------    -------------
        Canada                                                                $ 9,132          $  6,284         $  4,704
        United States                                                          10,889             8,749            5,395
                                                                         -------------    --------------    -------------
        Total                                                                 $20,021          $ 15,033         $ 10,099
                                                                         =============    ==============    =============


         The provision for income taxes comprises the following:

                                                                                 2000              1999             1998
                                                                         -------------    --------------    -------------
        Current
             Canada                                                           $ 3,414           $ 2,732            $ 699
             United States                                                      3,488             3,252            2,010
                                                                         -------------    --------------    -------------
                                                                                6,902             5,984            2,709
                                                                         -------------    --------------    -------------
        Deferred
             Canada                                                               143               511            1,052
             United States                                                        944              (93)              199
                                                                         -------------    --------------    -------------
                                                                                1,087               418            1,251
                                                                         -------------    --------------    -------------
        Total                                                                 $ 7,989           $ 6,402         $  3,960
                                                                         =============    ==============    =============

         The significant components of deferred income taxes are as follows:

                                                                                  2000               1999
                                                                         --------------     --------------
        Deferred income tax assets
             Expenses not currently deductible                                   $ 508             $  484
             Provision for doubtful accounts                                       259                 61
             Inventory and other reserves                                           80                163
             Loss carry-forwards                                                   216              1,008
             Capital stock underwriting expenses                                   270                410
                                                                         --------------     --------------
                                                                                 1,333              2,126
                                                                         --------------     --------------

        Deferred income tax liabilities
             Depreciation and amortization                                       1,660                 60
             Prepaid and other expenses deducted for tax purposes                  459                543
             Financing fees                                                        176                259
                                                                         --------------     --------------
                                                                                 2,295                862
                                                                         --------------     --------------
        Net deferred income tax asset (liability)                                $(962)            $ 1,264
                                                                         ==============     ==============

         The valuation allowance as at March 31, 1997 of $656 was reversed in 1998 due to the increased earnings of the Canadian companies based on management's assessment, that it is more likely than not, that all the net deferred tax assets would be realized through future taxable earnings.

         Cumulative undistributed earnings of U.S. subsidiaries approximated $12,840 as at March 31, 2000 (1999- $6,336).


11.      EARNINGS PER SHARE

                                                                                  2000            1999            1998
                                                                        --------------    ------------    ------------
      Income available to Subordinate and Multiple Voting Shares          $      9,868    $      7,222    $      4,435
                                                                          ============    ============    ============

      Shares issued and outstanding at beginning of year                    12,919,055      12,285,538       9,456,444
      Weighted average number of shares:
           Issued in the year                                                   33,617         294,852         958,798
           Repurchased in the year                                              (4,623)        (16,107)        (44,803)
                                                                          ------------    ------------    ------------

      Weighted average number of shares used in computing
           basic earnings per share                                         12,948,049      12,564,283      10,370,439
      Assumed exercise of stock options, net of shares assumed
           acquired under the Treasury Stock Method                            759,689         910,361         565,903
                                                                          ------------    ------------    ------------
      Number of shares used in computing diluted earnings per
           share                                                            13,707,738      13,474,644      10,936,342
                                                                          ============    ============    ============

12.      OTHER SUPPLEMENTAL INFORMATION

                                                                                 2000              1999             1998
                                                                         -------------    --------------    -------------
        Products and Services:
        Revenue
             Products                                                        $ 28,670           $17,985          $ 7,696
             Services                                                         311,365           245,376          188,792
                                                                         -------------    --------------    -------------
        Total                                                                 340,035           263,361          196,488
                                                                         -------------    --------------    -------------

        Cost of revenue
             Products                                                          22,545            13,664            5,287
             Services                                                         203,609           162,425          125,358
                                                                         -------------    --------------    -------------
        Total                                                                 226,154           176,089          130,645
                                                                         -------------    --------------    -------------
        Net                                                                  $113,881           $87,272          $65,843
                                                                         =============    ==============    =============

        Cash payments made during the year on account of:
             Income taxes                                                     $ 4,571           $ 4,452          $ 2,477
                                                                         =============    ==============    =============
             Interest                                                         $ 7,992           $ 5,806          $ 3,226
                                                                         =============    ==============    =============

        Depreciation and amortization comprise the following:
            Capital assets                                                    $ 6,486           $ 5,395          $ 3,557
            Goodwill                                                            2,755             2,393            1,267
            Other                                                                 866               357              453
                                                                         -------------    --------------    -------------
                                                                              $10,107           $ 8,145          $ 5,277
                                                                         =============    ==============    =============
        Initial franchise fee revenue                                         $ 3,224           $ 1,951          $ 1,754
                                                                         =============    ==============    =============
        Advertising expense                                                   $ 7,056           $ 5,921          $ 5,112
                                                                         =============    ==============    =============
        Components of accrued liabilities:
        Accrued payroll and benefits                                          $ 8,562           $ 8,477          $ 5,949
        Customer advances                                                       5,143             3,727            1,846
        Contingent acquisition liability                                        3,512              -                 -
        Other                                                                   5,796             5,653            3,105
                                                                         -------------    --------------    -------------
                                                                              $23,013          $ 17,857          $10,900
                                                                         =============    ==============    =============

         The foreign currency translation adjustment for the year ended March 31, 2000 is net of current income taxes of $1,139 on realized exchange gains for income tax purposes.

13.      FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's significant financial instruments as at March 31, 2000 and 1999 are as follows:

                                                                         2000                            1999
                                                               --------------------------     ---------------------------
                                                                 Carrying           Fair        Carrying            Fair
                                                                   amount          value          amount           Value
        Cash and cash equivalents                                 $ 3,297        $ 3,297          $4,627          $4,627
        Other receivables                                           4,405          4,333           3,425           3,317
        Long-term debt including current portion                  104,910        104,910          86,242          86,242
        Interest rate swap contract receivable (payable)           -                 251             -             (148)


14.      COMMITMENTS AND CONTINGENCIES

         (A)      LEASE COMMITMENTS

                  Minimum operating lease payments are as follows:

             Year ending March 31
             2001                                               $ 9,710
             2002                                                 7,825
             2003                                                 5,671
             2004                                                 4,444
             2005                                                 4,182
             Thereafter                                          10,419

         During the years ended March 31, 2000, 1999 and 1998 rent expense was $9,359, $7,136 and $4,701, respectively.

         (B)      SHAREHOLDER AGREEMENTS

         The Company has shareholder agreements with the minority owners of its subsidiaries. These agreements allow the Company to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of earnings before interest, taxes, depreciation, and amortization paid by the Company for the original acquisition. The minority owners may also "put" their interest to the Company at the same price subject to certain limitations. The purchase price may, at the option of the Company, be paid primarily in Subordinate Voting Shares. Acquisitions of these minority interests would be accounted for using the purchase method.

         (C)      CONTINGENCIES

         The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its financial condition or operations.


15.      SEGMENTED INFORMATION

         OPERATING SEGMENTS

         The Company operates primarily through three operating groups - property services (franchised), property services (Company owned) and business services. The property services groups provide a variety of services to both residential and commercial customers. Property services (Company owned) provides security services, full-service community association management and lawn care. Property services (franchised) provides painting, decorating and disaster restoration services. The business services group provides services to governments, financial institutions and corporations wishing to outsource a variety of non-core, primarily labor intensive, "back office" functions. Operating segmented information is as follows:


        2000                                Property        Property      Business   Reconciling   Consolidated
                                            Services        Services      Services      Items
                                          (Franchised)      (Company
                                                              Owned)
         Revenues                            $ 51,541       $215,110      $ 73,198      $    186       $340,035
                                             ========       ========      ========      ========       ========
         Depreciation and
              amortization                   $  1,612       $  5,633      $  2,801      $     61       $ 10,107
                                             ========       ========      ========      ========       ========
         Segment operating profit            $  6,861       $ 13,118      $ 11,874      $ (3,983)        27,870
                                             ========       ========      ========      ========       ========
         Interest expense                                                                                (7,849)
         Income taxes                                                                                    (7,989)
         Minority interest                                                                               (2,164)
                                                                                                       ========
         Net earnings                                                                                  $  9,868
                                                                                                       ========
         Total assets                        $ 42,699       $107,054      $ 74,476      $  6,658       $230,887
                                             ========       ========      ========      ========       ========
         Total additions to fixed
              assets and goodwill            $  2,837       $ 27,982      $ 10,923      $     97       $ 41,839
                                             ========       ========      ========      ========       ========


        1999                                Property        Property      Business   Reconciling   Consolidated
                                            Services        Services      Services      Items
                                          (Franchised)      (Company
                                                              Owned)
         Revenues                            $ 39,933       $165,161      $ 58,162      $   105      $263,361
                                             ========       ========      ========      =======      ========
         Depreciation and
              amortization                   $    989       $  4,572      $  2,503      $    81      $  8,145
                                             ========       ========      ========      =======      ========
         Segment operating profit            $  5,618       $  8,781      $  9,447      $(3,224)     $ 20,622
                                             ========       ========      ========      =======
         Interest expense                                                                              (5,589)
         Income taxes                                                                                  (6,402)
         Minority interest                                                                             (1,409)
                                                                                                     --------
         Net earnings                                                                                $  7,222
                                                                                                     ========
         Total assets                        $ 39,944       $ 85,855      $ 50,727      $ 7,780      $184,306
                                             ========       ========      ========      =======      ========
         Total additions to fixed
              assets and goodwill            $ 14,875       $ 11,855      $ 23,397      $    47      $ 50,174
                                             ========       ========      ========      =======      ========


        1998                                Property        Property      Business   Reconciling   Consolidated
                                            Services        Services      Services      Items
                                          (Franchised)      (Company
                                                              Owned)
         Revenues                            $ 22,448       $137,408      $ 36,615            17       $196,488
                                             ========       ========      ========      ========       ========
         Depreciation and
             amortization                    $    502       $  3,461      $  1,251      $     63       $  5,277
                                             ========       ========      ========      ========       ========
         Segment operating profit            $  3,070       $  6,823      $  5,925      $ (2,487)      $ 13,331
                                             ========       ========      ========      ========       ========
         Interest expense                                                                                (3,232)
         Income taxes                                                                                    (3,960)
         Minority interest                                                                               (1,704)
                                                                                                       --------
         Net earnings                                                                                  $  4,435
                                                                                                       ========
         Total assets                        $ 20,347       $ 76,760      $ 23,924      $  4,988       $126,019
                                             ========       ========      ========      ========       ========
         Total additions to fixed
              assets and goodwill            $ 14,148       $ 24,087      $  2,359      $     18       $ 40,612
                                             ========       ========      ========      ========       ========

         GEOGRAPHIC SEGMENTS

         CANADA

                                              2000            1999             1998
                                      -------------    ------------     ------------
        Revenues                          $109,410        $ 96,456         $ 91,493
                                      =============    ============     ============
        Total fixed
            assets and goodwill           $ 31,970        $ 30,968         $ 27,157
                                      =============    ============     ============


         UNITED STATES

                                              2000            1999             1998
                                      -------------    ------------     ------------
        Revenues                          $230,625        $166,905         $104,995
                                      =============    ============     ============
        Total fixed
            assets and goodwill           $115,218        $ 83,643         $ 48,234
                                      =============    ============     ============


         CONSOLIDATED

                                              2000            1999             1998
                                      -------------    ------------     ------------
        Revenues                          $340,035        $263,361         $196,488
                                      =============    ============     ============
        Total fixed
            assets and goodwill           $147,188        $114,611         $ 75,391
                                      =============    ============     ============


16.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities will become effective in the first quarter of the Company's 2002 Fiscal year. The Company is evaluating the impact that the requirements of this Statement will have on the accounting for its hedging activities.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Directors of the Company stand for re-election each year. The Directors as at June 29, 2000 were as follows:

   ----------------------- ------ ------------------------------- ---------------------------------------
   NAME                     AGE   PRESENT POSITION AND TENURE                 BUSINESS EXPERIENCE DURING
                                                                                         LAST FIVE YEARS
   ----------------------- ------ ------------------------------- ---------------------------------------
   Michael H. Appleton      60    Director since 1994 and             Managing Partner, Fogler, Rubinoff
                                  Secretary                                           (Toronto law firm)

   C. Robert Burgess        58    Director since 1988                     President, Burgess & Co., Inc.
                                                                          (Florida real estate sales and
                                                                             financial services company)

   Brendan Calder           54    Director since 1996                Former Chairman and Chief Executive
                                                                            Officer, CIBC Mortgages Inc.
                                                                               (subsidiary of a Canadian
                                                                                         chartered bank)

   Peter F. Cohen           48    Director since 1990              Chairman and Chief Executive Officer,
                                                                           Centrefund Realty Corporation
                                                                   (publicly-traded Canadian real estate
                                                                                                company)

   Jay S. Hennick           43    President, Chief Executive          President, Chief Executive Officer
                                  Officer and Director                           and Director of Company

   Samuel Hennick           69    Director since 1993              Chairman and Chief Executive Officer,
                                                                                           Stargems Inc.
                                                                        (Toronto jewellery manufacturer)

   Steven Rogers            44    Director since 1989                      President and Chief Executive
                                                                                                Officer,
                                                                                   The Franchise Company
                                                                            (subsidiary of FirstService)

   James R. Rollwagen       48    Director since 1996                       Senior Attorney, Ecolab Inc.
                                                                   (publicly-traded diversified services
                                                                                                company)
   ----------------------- ------ ------------------------------- ---------------------------------------

         Mr. Samuel Hennick is the father of Mr. Jay S. Hennick, the President and Chief Executive Officer of the Company. Mr. Jay S. Hennick and Mr. Cohen each hold directorships of Centrefund Realty Corporation.

         AUDIT COMMITTEE
         The Audit Committee is composed of three non-management members. The committee reviews the annual financial statements intended for circulation among shareholders and reports upon these to the Board. In addition, the Board may refer to the Audit Committee on other matters and questions relating to the financial position of the Company. The Audit Committee members are Messrs. Appleton, Burgess and Cohen.

         COMPENSATION COMMITTEE
         The Compensation Committee is composed of three non-management members and makes recommendations to the Board on, among other things, the compensation of the Chief Executive Officer including grants of options under the Company's Stock Option Plan and rights under the Company's Share Purchase Plan to the Chief Executive Officer. The Compensation Committee members are Messrs. Appleton, Burgess and Cohen.

         DIRECTORS' COMPENSATION
         During Fiscal 2000, each Director who was not a full-time employee of the Company or any of its subsidiaries received an annual retainer of $1,700 plus a fee equal to $510 for each meeting of the Board of Directors or Committee thereof attended by such Director in person and $240 for each meeting held by telephone. During Fiscal 2000, the Company paid the Directors aggregate fees totaling $14,900. In addition, most Directors have received stock option grants under the Company's Stock Option Plan. There were no such grants to Directors in Fiscal 2000.


EXECUTIVE OFFICERS

         The following shows the names and ages, as of June 29, 2000, of the present executive officers of the Registrant, all positions presently held by each officer, and the year each person became an officer. The executive officers do not have a fixed term of office.

      --------------------- ------ ------------------------------------------------ --------------
                                                                                     FIRST BECAME
      NAME                   AGE   PRESENT POSITION WITH THE COMPANY                   AN OFFICER
      --------------------- ------ ------------------------------------------------ --------------
      Jay S. Hennick         43    President, Chief Executive Officer and Director           1988

      D. Scott Patterson     39    Senior Vice President and Chief Financial                 1995
                                   Officer

      Timothy J. Greener     48    Senior Vice President, Integration                        1996

      John Friedrichsen      38    Senior Vice President, Acquisitions                       1998

      Douglas G. Cooke       40    Corporate Controller                                      1995
      --------------------- ------ ------------------------------------------------ --------------

         Mr. Hennick is the founder of the Company and has been President and Chief Executive Officer since its inception. Mr. Hennick is a Director of the Company.

         Mr. Patterson has held his current position since February 1995. Mr. Patterson is a Chartered Accountant.

         Mr. Greener was president of a subsidiary of the Company until October 1996, at which time he assumed his present position.

         Mr. Friedrichsen was Vice President, Corporate Finance with Ernst & Young Corporate Finance Inc. prior to becoming Vice President, Acquisitions in January 1998. Mr. Friedrichsen is a Chartered Accountant.

         Mr. Cooke has held his current position since June 1995. Mr. Cooke is a Chartered Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer and the four next most highly compensated executive officers in respect of Fiscal 2000. Each of the listed persons was holding the office indicated on the table on March 31, 2000.

---------------------------------------------------------------------------------------------------------------------
SUMMARY
COMPENSATION TABLE                                                           LONG TERM COMPENSATION
                                                                     -------------------------------------
                                        ANNUAL COMPENSATION                   AWARDS              PAYOUTS
----------------------------------------------------------------------------------------------------------
                                                             OTHER                                             ALL
                                                             ANNUAL    RESTRICTED   SECURITIES                OTHER
                                                              COMP-         STOCK   UNDERLYING      LTIP      COMP-
NAME AND PRINCIPAL                 SALARY      BONUS       ENSATION        AWARDS      OPTIONS   PAYOUTS   ENSATION
POSITION                 YEAR      ($ US)      ($ US)       ($ US)         ($ US)          (#)     ($ US)     ($ US)
----------------------- ------- ----------- ------------ ----------- ------------- ------------ ---------- ----------
Jay S. Hennick,         2000      $442,000     $736,700           -             -      150,000          -          -
President and Chief     1999      $351,500     $448,400           -             -       75,000          -          -
Executive Officer       1998      $320,900     $320,900           -             -      150,000          -          -
----------------------- ------- ----------- ------------ ----------- ------------- ------------ ---------- ----------
D. Scott Patterson,     2000      $136,000     $226,700           -             -       75,000          -          -
Senior Vice President   1999      $132,900     $230,800           -             -       37,500          -          -
and Chief Financial     1998      $107,000     $160,400           -             -       75,000          -          -
Officer
----------------------- ------- ----------- ------------ ----------- ------------- ------------ ---------- ----------
Timothy J. Greener,     2000      $175,000     $145,800           -             -       25,000          -          -
Senior Vice             1999      $116,300     $195,500           -             -       15,000          -          -
President, Integration  1998      $114,100      $98,000           -             -       25,000          -          -
----------------------- ------- ----------- ------------ ----------- ------------- ------------ ---------- ----------
John Friedrichsen,      2000       $91,800      $76,500           -             -       50,000          -          -
Senior Vice             1999       $89,700      $78,200           -             -       15,000          -          -
President,              1998       $14,800      $14,300           -             -       30,000          -          -
Acquisitions
----------------------- ------- ----------- ------------ ----------- ------------- ------------ ---------- ----------
                        2000       $78,200      $32,600           -             -       15,000          -          -
Douglas G. Cooke,       1999       $66,400      $28,900           -             -        5,000          -          -
Corporate Controller    1998       $53,500      $26,700           -             -       10,000          -          -
----------------------- ------- ----------- ------------ ----------- ------------- ------------ ---------- ----------



         The following table summarizes the number and terms of the stock options granted during Fiscal 2000 to the executive officers.

-----------------------------------------------------------------------------------------------------------
OPTION    GRANTS    IN                                                          POTENTIAL REALIZED VALUE
FISCAL 2000                                                                    AT ASSUMED ANNUAL RATES OF
                                                                                STOCK PRICE APPRECIATION
                                          INDIVIDUAL GRANTS                          FOR OPTION TERM
----------------------- -------------- ------------ ----------- -------------- -------------- -------------
                            NUMBER OF   % OF TOTAL
                           SECURITIES      OPTIONS    EXERCISE
                           UNDERLYING   GRANTED TO     OR BASE
                              OPTIONS    EMPLOYEES       PRICE
                              GRANTED    IN FISCAL   ($ US         EXPIRATION             5%           10%
NAME                              (#)         2000  PER SHARE)           DATE         ($ US)        ($ US)
----------------------- -------------- ------------ ----------- -------------- -------------- -------------
Jay S. Hennick                150,000        22.4%      $11.30   Dec. 2, 2004       $468,000    $1,035,000
----------------------- -------------- ------------ ----------- -------------- -------------- -------------
D. Scott Patterson             75,000        11.2%      $11.30   Dec. 2, 2004       $234,000      $517,500
----------------------- -------------- ------------ ----------- -------------- -------------- -------------
Timothy J. Greener             25,000         3.7%      $11.30   Dec. 2, 2004        $78,000      $172,500
----------------------- -------------- ------------ ----------- -------------- -------------- -------------
John Friedrichsen              50,000         7.5%      $11.30   Dec. 2, 2004       $156,000      $345,000
----------------------- -------------- ------------ ----------- -------------- -------------- -------------
Douglas G. Cooke               15,000         2.2%      $11.30   Dec. 2, 2004        $46,800      $103,500
----------------------- -------------- ------------ ----------- -------------- -------------- -------------

NOTE:
One option entitles the holder to purchase one Subordinate Voting Share. All options listed in the table above vest in the following manner: 10% on grant date, 15% on the first anniversary, 20% on second anniversary, 25% on third anniversary and 30% on the fourth anniversary of the grant date. The expiration date is the fifth anniversary of the grant date.

         The following table summarizes the exercises of stock options during Fiscal 2000 by the executive officers and the number of, and the spread on, unexercised options held by such officers on March 31, 2000.

     ------------------------------------------------------------------------------------------------
     AGGREGATED OPTION                                   NUMBER OF SECURITIES   VALUE OF UNEXERCISED
     EXERCISES IN FISCAL                                           UNDERLYING           IN-THE-MONEY
     2000 AND YEAR-END                                    UNEXERCISED OPTIONS             OPTIONS AT
     OPTION VALUES                                          AT MARCH 31, 2000         MARCH 31, 2000
                                                                          (#)                 ($ US)
     ------------------------------------------------------------------------------------------------
                                   SHARES        VALUE
                              ACQUIRED ON     REALIZED          EXERCISABLE /          EXERCISABLE /
     NAME                    EXERCISE (#)       ($ US)          UNEXERCISABLE          UNEXERCISABLE
     ------------------------------------------------------------------------------------------------
     Jay S. Hennick                     -            -      301,250 / 273,750  $1,701,600 / $298,800
     ------------------------------------------------------------------------------------------------
     D. Scott Patterson            90,000     $798,300      141,625 / 175,875    $795,200 / $437,800
     ------------------------------------------------------------------------------------------------
     Timothy J. Greener                 -            -        50,000 / 55,000    $282,100 / $104,400
     ------------------------------------------------------------------------------------------------
     John Friedrichsen                  -            -        22,500 / 72,500      $48,900 / $59,800
     ------------------------------------------------------------------------------------------------
     Douglas G. Cooke                   -            -        32,750 / 31,750     $206,800 / $86,900
     ------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENT

         The Company has an employment agreement with Jay S. Hennick, the President and Chief Executive Officer of the Company, made as of April 1, 1998 having a term of five years, with one-year renewals at the option of Mr. Hennick. In the event of a change of control of the Company, or in the event the Company terminates Mr. Hennick's employment without cause after March 31, 2003, Mr. Hennick will be entitled to:
                  (a) Payment of 300% of the aggregate of: (i) Mr. Hennick's then current salary; (ii) the benefits and other payments paid pursuant to the agreement in the previous Fiscal year; and (iii) an amount equal to the bonus paid to Mr. Hennick in the previous Fiscal year;
                  (b)      Certain job relocation expenses; and
                  (c) At Mr. Hennick's option, an amount equal to the difference between the exercise price of any rights or options to purchase shares of the Company that he owned, or was entitled to receive, and the market value of such shares.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Directors who served on the Compensation Committee during Fiscal 2000 were Michael H. Appleton, C. Robert Burgess and Peter F. Cohen.

         None of the persons who served as members of the Compensation Committee in Fiscal 2000 was an officer or employee of the Company or any of its subsidiaries during Fiscal 2000 and none of such persons was formerly an officer of the Company or any of its subsidiaries.

         During Fiscal 2000, Jay S. Hennick, the President and Chief Executive Officer of the Company, served on the board of directors of Centrefund Realty Corporation. Centrefund Realty Corporation's President and Chief Executive Officer, Peter F. Cohen, served on the Compensation Committee of the Company during Fiscal 2000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         COMPENSATION POLICY
         When determining the compensation of executive officers, the Committee considers the objectives of: (i) retaining executives critical to the success of the Company and the enhancement of shareholder value; (ii) providing fair and competitive compensation; (iii) balancing the interests of management and shareholders of the Company; (iv) rewarding performance, both on an individual basis and with respect to the business in general; and (v) ensuring the recognition of the fact that the Corporation carries on business with a small number of executives relative to other public companies of similar size. In order to achieve these objectives, the compensation paid to the executive officers consists of three components:

         (a)      Base salary;

         (b)      Annual bonus incentive; and

         (c) Long term incentive in the form of stock options and share purchase rights granted in accordance with Stock Option and Share Purchase Plans (the "Plans").

         BASE SALARY
         The base salary of each executive officer is determined by an assessment by the committee of such executive's performance, a consideration of competitive compensation levels in corporations similar to the Company and a review of the performance of the Company as a whole and the role the executive officer played in such performance.

         ANNUAL BONUS INCENTIVE
         Annual cash bonus incentive awards are based entirely on a formula that relates to earnings per share growth of the Company. This establishes a direct link between executive compensation and the Company's operating performance.

         LONG-TERM INCENTIVE
         The Company provides a long-term incentive by granting stock options and share purchase rights to the executive officers through the Plans. The options permit each executive officer to acquire Subordinate Voting Shares of the Company at an exercise price equal to the market price of such shares under option at the date the option was granted. The rights permit each executive officer to purchase Subordinate Voting Shares at the current market price. Shares purchased under the share purchase plan are paid for by way of a five-year loan from the Company for which each executive officer is personally liable. The objective of granting rights and options is to encourage each executive officer to acquire an increased ownership interest in the Company over a period of time, which acts as a financial incentive for each executive officer to consider the long-term interests of the Company and its shareholders.

PERFORMANCE GRAPH

         The following graph compares the five-year cumulative total return to shareholders of the Company with the five-year cumulative total return of the Russell 2000 Index and The ServiceMaster Company.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG FIRSTSERVICE CORPORATION, THE RUSSELL 2000 INDEX, AND THE SERVICEMASTER COMPANY

                                      [CHART]

* $100.00 invested on March 31, 1995 in stock or index, assuming reinvestment of dividends.

----------------------------------------------------------------------------------------------------
AS AT MARCH 31                           1995       1996       1997      1998       1999       2000
                                         ----       ----       ----      ----       ----       ----
FirstService Corporation               100.00      86.37     143.07    302.68     317.76     268.37

Russell 2000 Index                     100.00     126.84     131.36    184.33     152.48     206.73

The ServiceMaster Company              100.00     141.04     179.32    251.04     297.11     165.66
----------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial shareholders of more than 5% of any class of shares known to the Registrant as of May 31, 2000.

     ----------------------- ---------------------------- --------------------- ----------------------
                             NAME AND ADDRESS OF              NUMBER OF SHARES    PERCENTAGE OF CLASS
     NAME OF CLASS           BENEFICIAL OWNER               BENEFICIALLY OWNED                  OWNED
     ----------------------- ---------------------------- --------------------- ----------------------
     Multiple Voting Shares  Jay S. Hennick                            662,847                 100.0%
                             1140 Bay Street
                             Suite 4000
                             Toronto, Ontario
                             M5S 2B4
     ----------------------- ---------------------------- --------------------- ----------------------
     Subordinate Voting      Jay S. Hennick                            883,601                   7.2%
     Shares                  1140 Bay Street
                             Suite 4000
                             Toronto, Ontario
                             M5S 2B4
                             ---------------------------- --------------------- ----------------------
                             AXA Financial Inc.                        811,400                   6.6%
                             1290 Avenue of the Americas
                             New York, NY
                             10104
                             ---------------------------- --------------------- ----------------------
                             Safeco Corporation                        774,100                   6.3%
                             4333 Brooklyn Ave. NE
                             Seattle, WA
                             98185
     ----------------------- ---------------------------- --------------------- ----------------------


         The table below sets forth, as of May 31, 2000, the beneficial ownership of the Company's Subordinate Voting Shares with respect to the Company's Directors, executive officers and the Company's Directors and officers as a group.

-------------------------- -------------------------- -------------------- --------------- -------------------
                           NAME OF                       NUMBER OF SHARES     EXERCISABLE       PERCENTAGE OF
NAME OF CLASS              BENEFICIAL OWNER            BENEFICIALLY OWNED         OPTIONS     CLASS OWNED (1)
-------------------------- -------------------------- -------------------- --------------- -------------------
Multiple Voting Shares     Jay S. Hennick                         662,847               -              100.0%

-------------------------- -------------------------- -------------------- --------------- -------------------
Subordinate Voting Shares  Michael H. Appleton                      9,000          13,750                0.2%
                           -------------------------- -------------------- --------------- -------------------
                           C. Robert Burgess                       20,000          25,000                0.4%
                           -------------------------- -------------------- --------------- -------------------
                           Brendan Calder                               -          25,000                0.2%
                           -------------------------- -------------------- --------------- -------------------
                           Peter F. Cohen                          10,000          25,000                0.3%
                           -------------------------- -------------------- --------------- -------------------
                           Douglas G. Cooke                        22,500          32,750                0.4%
                           -------------------------- -------------------- --------------- -------------------
                           John Friedrichsen                       30,000          22,500                0.4%
                           -------------------------- -------------------- --------------- -------------------
                           Timothy J. Greener                     102,460          50,000                1.2%
                           -------------------------- -------------------- --------------- -------------------
                           Jay S. Hennick                         883,601         301,250                9.4%
                           -------------------------- -------------------- --------------- -------------------
                           Samuel Hennick                         183,790          25,000                1.7%
                           -------------------------- -------------------- --------------- -------------------
                           D. Scott Patterson                     280,700         141,625                3.4%
                           -------------------------- -------------------- --------------- -------------------
                           Steven Rogers                           93,585          23,750                1.0%
                           -------------------------- -------------------- --------------- -------------------
                           All directors and
                           officers as a group (12              1,635,636         685,625               17.8%
                           persons)
-------------------------- -------------------------- -------------------- --------------- -------------------

NOTE
(1) Percentage ownership is calculated using as a denominator the total number of shares of the class outstanding plus the number of shares of the class to which the beneficial owner indicated has a right to acquire pursuant to options currently exercisable or exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED MISCELLANEOUS TRANSACTIONS


         The legal firm of Fogler, Rubinoff, of which Mr. Appleton is a partner, received fees from the Company during the year for legal services performed.

         Mr. Burgess' firm, Burgess and Co., Inc., received fees from the Company totaling $100,000 during the year relating to business acquisition brokerage services provided.


INDEBTEDNESS OF MANAGEMENT

         Executive officers were indebted to the Company in connection with the purchase of the Company's Subordinate Voting Shares. This indebtedness is secured by the Subordinate Voting Shares acquired. The indebtedness has a five-year term from the grant date, is non-interest bearing and is open for repayment at any time. The following table lists the indebtedness of each executive officer:

     ----------------------- ------------- ------------- -------------------- ----------------------
                                  LARGEST                                                 NUMBER OF
                                   AMOUNT        AMOUNT          FINANCIALLY     SUBORDINATE VOTING
                              OUTSTANDING   OUTSTANDING             ASSISTED   SHARES HELD IN TRUST
                                   DURING    AS AT JUNE           SECURITIES          BY COMPANY AS
                              FISCAL 2000      29, 2000     PURCHASES DURING           SECURITY FOR
     NAME                          ($ US)        ($ US)          FISCAL 2000           INDEBTEDNESS
     ----------------------- ------------- ------------- -------------------- ----------------------
     Jay S. Hennick            $2,143,200    $2,143,200                    -                365,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     D. Scott Patterson          $615,100      $615,100                    -                 95,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     Timothy J. Greener          $127,200      $127,200                    -                 10,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     John Friedrichsen           $282,600      $282,600                    -                 30,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     Douglas G. Cooke            $126,100      $126,100                    -                 22,500
     ----------------------- ------------- ------------- -------------------- ----------------------

         No executive officer had any other indebtedness to the Company in excess of $60,000 at any time during the year.

PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1. Financial statements

         The documents listed below are included herein under Part II and are also contained in the Financial Statements and Management Discussion and Analysis sections of the FirstService Annual Report to Shareholders for 2000:

                  -        Auditors' Report;
                  -        Consolidated Statements of Earnings for the three
                           years ended March 31, 2000, 1999 and 1998;
                  -        Consolidated Balance Sheets as at March 31, 2000 and
                           1999;
                  - Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2000, 1999 and 1998;
                  - Consolidated Statements of Cash Flows for the three years ended March 31, 2000, 1999, and 1998; and
                  -        Notes to the Consolidated Financial Statements.

         2.       Financial Statement Schedules

                  - Schedule - Amounts receivable from related parties and underwriters, promoters and employees other than related parties: None.
                  - Included in Part IV of this Report: Schedule II - Valuation and Qualifying Accounts

         3.       Exhibits

         Included in Part IV of this report:
                  -        List of Exhibits
                  -        Exhibit 10 - Material contracts:
                                    -        Exhibit 10.2 - FirstService
                                             Corporation Amended Stock Option
                                             Plan #2
                                    -        Exhibit 10.3 - FirstService
                                             Corporation Amended Share Purchase
                                             Plan #2
                  -        Exhibit 21 - Subsidiaries of the Registrant
                  -        Exhibit 23 - Consent of Auditors


(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 2000

                  None.

FIRSTSERVICE CORPORATION


SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
(in thousands of U.S. dollars)



--------------------------------------- ----------------- ----------------
                                              BALANCE AT       BALANCE AT
                                            BEGINNING OF           END OF
DESCRIPTION                                         YEAR             YEAR
--------------------------------------- ----------------- ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE (CURRENT):
   Year ended March 31, 2000                      $2,620           $3,273
   Year ended March 31, 1999                      $1,988           $2,620
   Year ended March 31, 1998                      $1,578           $1,988
--------------------------------------- ----------------- ----------------

AUDITORS' REPORT

TO THE SHAREHOLDERS OF FIRSTSERVICE CORPORATION:

We have audited in accordance with generally accepted auditing standards, the financial statements included in FirstService Corporation's annual report to shareholders incorporated in this Form 10-K, and have issued out report thereon dated May 9, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included in Part IV in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




PRICEWATERHOUSECOOPERS LLP
Chartered Accountants

Toronto, Ontario
May 9, 2000

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            FIRSTSERVICE CORPORATION
                                            Registrant



                                            D. SCOTT PATTERSON
                                            ------------------
Date:  June 29, 2000                        D. Scott Patterson
                                            Senior Vice President and
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.


NAME AND SIGNATURE                          TITLE                               DATE




JAY S. HENNICK                              President, Chief Executive          June 29, 2000
------------------------------------        Officer and Director
Jay S. Hennick                              (PRINCIPAL EXECUTIVE OFFICER)




D. SCOTT PATTERSON                          Senior Vice President and           June 29, 2000
------------------------------------        Chief Financial Officer
D. Scott Patterson                          (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)




MICHAEL H. APPLETON                         Director                            June 29, 2000
------------------------------------
Michael H. Appleton




C. ROBERT BURGESS                           Director                            June 29, 2000
------------------------------------
C. Robert Burgess





NAME AND SIGNATURE                          TITLE                               DATE




BRENDAN CALDER                              Director                            June 29, 2000
------------------------------------
Brendan Calder




SAMUEL HENNICK                              Director                            June 29, 2000
------------------------------------
Samuel Hennick




STEVEN ROGERS                               Director                            June 29, 2000
------------------------------------
Steven Rogers




JAMES R. ROLLWAGEN                          Director                            June 29, 2000
------------------------------------
James R. Rollwagen

LIST OF EXHIBITS


EXHIBIT #         DESCRIPTION
3.1               Articles of Incorporation and Amendment. Incorporated by
                  reference to Form 10-Q for the period ended June 30, 1999, filed on August 12, 1999.

3.2               By-Laws and Amendments.  Incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on August 12, 1999.

10.1 Credit Facility dated April 1, 1999 among the Company and a syndicate of bank lenders. Incorporated by reference to Form
                  10-Q for the period ended June 30, 1999, filed on August 12, 1999.

10.2              FirstService Corporation Amended Stock Option Plan #2.  Included herein.

10.3              FirstService Corporation Amended Share Purchase Plan #2.  Included herein.

21                Subsidiaries of FirstService Corporation.  Included herein.

23                Consent of Auditors.  Included herein.