Form 10-Q
period 2000-06-30
FIRSTSERVICE CORP
filed 2000-08-11
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from ______ to _______



                         Commission File Number 0-24762


                            FIRSTSERVICE CORPORATION
             (Exact name of Registrant as specified in its charter)


            ONTARIO, CANADA                             NOT APPLICABLE
            (Province or other                          (I.R.S. employer
            jurisdiction of incorporation               identification number,
            or organization)                            if applicable)

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

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date:
            Subordinate Voting Shares: 12,421,743 as of June 30, 2000
               Multiple Voting Shares: 662,847 as of June 30, 2000

                            FIRSTSERVICE CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2000


                                      INDEX


                                                                                                  PAGE
                                                                                                  ----

PART I. FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements

                    a)     Statements of Earnings
                           For the Three Months Ended June 30, 2000 and 1999.                        3

                    b)     Balance Sheets
                           As of June 30, 2000 and March 31, 2000                                    4

                    c)     Statements of  Cash Flows
                           For the Three Months Ended June 30, 2000 and 1999                         5

                    d)     Notes to Financial Statements                                             6


         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                              8


PART II.  OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                                      11

         Item 6.     Exhibits and Reports on Form 8-K                                               12


SIGNATURE                                                                                           13


FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. dollars)
(Unaudited)

                                                                                                       Three Month Periods
                                                                                                         Ended June 30
                                                                                                       2000            1999
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                           $105,391         $84,907

Cost of revenues                                                                                     69,380          56,070
Selling, general and administrative expenses                                                         21,554          17,593
Depreciation                                                                                          1,741           1,470
Amortization                                                                                            977             814
Interest                                                                                              2,234           1,763
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                                    9,505           7,197

Income taxes                                                                                          3,800           2,859
---------------------------------------------------------------------------------------------------------------------------
Earnings before minority interest                                                                     5,705           4,338

Minority interest share of earnings                                                                   1,026             754
---------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                                         $4,679          $3,584
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Earnings per share:                                           Basic                                   $0.36           $0.28
                                                              Diluted                                 $0.34           $0.26

Weighted average shares outstanding (thousands):              Basic                                  13,042          12,924
                                                              Diluted                                13,648          13,788



The Condensed Consolidated Statements of Earnings have been prepared in accordance with U.S. GAAP.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

                                                                               June 30            March 31
                                                                                  2000                2000
----------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)           (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $3,489              $3,297
Accounts receivable, net                                                        60,106              53,170
Inventories                                                                     10,065               8,929
Prepaids and other assets                                                        7,637               8,491
Deferred income taxes                                                            1,271               1,063
----------------------------------------------------------------------------------------------------------
                                                                                82,568              74,950
----------------------------------------------------------------------------------------------------------

Other receivables                                                                5,573               4,405
Fixed assets                                                                    30,780              29,693
Other assets                                                                     4,101               4,074
Deferred income taxes                                                              268                 270
Goodwill                                                                       124,995             117,495
----------------------------------------------------------------------------------------------------------
                                                                               165,717             155,937
----------------------------------------------------------------------------------------------------------
                                                                              $248,285            $230,887
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                               $12,668             $11,752
Other current liabilities                                                       21,126              23,013
Income taxes payable                                                             4,106               2,879
Unearned revenue                                                                14,627              10,725
Long-term debt - current                                                         2,813               2,733
Deferred income taxes                                                              387                 459
----------------------------------------------------------------------------------------------------------
                                                                                55,727              51,561
----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion                                            109,653             102,177
Deferred income taxes                                                            1,746               1,836
----------------------------------------------------------------------------------------------------------
                                                                               111,399             104,013
----------------------------------------------------------------------------------------------------------

Minority interest                                                                7,906               6,975

SHAREHOLDERS' EQUITY
Capital stock                                                                   54,532              53,849
Receivables pursuant to company's share purchase plan                          (3,294)             (3,294)
Retained earnings                                                               20,294              15,614
Cumulative other comprehensive income                                            1,721               2,169
----------------------------------------------------------------------------------------------------------
                                                                                73,253              68,338
----------------------------------------------------------------------------------------------------------
                                                                              $248,285            $230,887
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

The Condensed Consolidated Balance Sheets have been prepared in accordance with U.S. GAAP.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

                                                                     Three month periods
                                                                        Ended June 30
                                                                     2000          1999
---------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings for the period                                        $4,679        $3,584

Items not affecting cash
    Depreciation and amortization                                   2,718         2,284
    Deferred income taxes                                            (368)          544
    Minority interest share of earnings                             1,026           754
    Other                                                             113           110
---------------------------------------------------------------------------------------
                                                                    8,168         7,276
Changes in working capital, net of acquisitions
    Accounts receivable                                            (6,761)       (5,885)
    Inventories                                                    (1,136)       (1,413)
    Prepaids and other assets                                         893           736
    Accounts payable                                                  810         3,151
    Other current liabilities                                      (1,908)       (3,739)
    Income taxes payable                                            1,227         1,972
    Unearned revenue                                                3,736         1,963
---------------------------------------------------------------------------------------
Net cash provided by operating activities                           5,029         4,061
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses                                          (6,936)       (5,822)
Purchase of minority shareholder's interest                          (648)           --
Increase in fixed assets                                           (2,679)       (2,245)
Decrease (increase) in other assets                                    54          (160)
Increase in other receivables                                      (1,168)         (967)
---------------------------------------------------------------------------------------
Net cash used for investing                                       (11,377)       (9,194)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in long-term debt                                      6,538        11,833
Financing fees paid                                                    --          (531)
Issuance of subordinate voting shares                                 770            50
Repurchase of subordinate voting shares                               (86)           --
Dividends paid to minority shareholders of subsidiaries               (95)          (83)
---------------------------------------------------------------------------------------
Net cash provided by financing                                      7,127        11,269
---------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                              (587)         (473)
---------------------------------------------------------------------------------------

Increase in cash and cash equivalents during the period               192         5,663

Cash and cash equivalents, beginning of period                      3,297         4,627
---------------------------------------------------------------------------------------

Cash and cash  equivalents, end of period                          $3,489       $10,290
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. GAAP.

FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(in thousands of U.S. dollars)
(Unaudited)


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

2. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by FirstService Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three months ended June 30, 2000 and 1999 and its cash flows for the three months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2000 contained in the Company's Form 10-K filed on June 29, 2000.

3. ANNOUNCED ACQUISITIONS SUBSEQUENT TO JUNE 30, 2000 - On July 20, 2000, the Company announced that it had completed five acquisitions in its Property Services division. Four of these were in Management
         Services, including: Argold Management which serves 200 properties and 25,000 residential units in the New York City market; two acquisitions in painting, concrete restoration and plumbing to expand the Company's ability to cross-sell maintenance services to managed communities in South Florida; and Poolman, Inc., the leading swimming pool management company in Phoenix, Arizona which increases the cross-selling potential to more than 120 communities managed by the Company in that region. The fifth acquisition was in Security Services, where the Company acquired BLW, Inc. (operating as
         Security Services and Technologies ("SST")). SST is a leading provider of electronic security systems and integration services to large corporations and governments in the Pennsylvania and New
         Jersey regions. These five acquisitions generated revenues of approximately $20,000 during the calendar year ended December 31, 1999.

4. LONG-TERM DEBT - On April 1, 1999, the Company amended and restated its lending agreement increasing credit availability by approximately U.S. $30,000 and splitting the facilities into tranches of Cdn. $50,000 and U.S. $130,000. The amended facilities, which will be used for acquisitions, capital expenditures and working capital, provide a more tax efficient structure and more effectively match long-term U.S. dollar denominated assets with U.S. dollar denominated debt.

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

5. COMPREHENSIVE INCOME - Total comprehensive income was approximately $4,230 and $3,150 for the three months ended June 30, 2000 and 1999, respectively. Total comprehensive income includes net earnings and foreign currency exchange adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. The Company's actual results may differ materially from such statements. Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the United States and Canadian economies and the ability of the Company to make acquisitions at reasonable prices. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company notes that past performance in operations and share price are not necessarily predictive of future performance.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues increased $20.5 million, or 24%, to $105.4 million in the first quarter of fiscal 2000 from $84.9 million in the first quarter of fiscal 1999. Approximately $10 million of the increase is attributable to acquired companies owned less than one year including American Pool Enterprises ("APE"), DDS Southwest Distribution ("DDS SW") and several smaller tuck-under companies.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 29% to $14.5 million from $11.2 million in the prior year period. EBITDA margins for the three months ended June 30, 2000, increased 50 basis points to 13.7% compared to 13.2% in the prior year. The margin improvement is primarily the result of the inclusion for the full quarter of APE and DDS SW, which are seasonal businesses that generate very high margins in the June and September quarters. The consolidated margin was also positively impacted by improved margins in the Business Services division driven by productivity improvements.

Depreciation for the quarter ended June 30, 2000 was $1.7 million, up 18% from the prior year quarter due largely to acquisitions. The increase also reflects continued capital investment in management information systems over the past year in our Management Services operations. Generally, these investments are depreciated over a short time frame relative to the Company's other pool of assets. Amortization was $1.0 million, up 20% due to the increase in goodwill resulting from acquisitions completed during the past year.

Interest expense increased 27% over prior year levels to $2.2 million as a result of increased borrowings related to acquisitions and higher interest rates. All acquisitions completed during the past year have been financed through the Company's credit facilities.

The income tax provision for the second quarter was approximately 40% of earnings before taxes, consistent with the prior year.

Minority interest expense increased to $1.0 million or 18.0% of earnings before minority interest from $0.8 million or 17.4% in the prior year quarter. The 36% increase reflects the 31% increase in earnings and a change in the mix of earnings relative to the prior year as certain operations having higher minority shareholdings contributed more to consolidated earnings.

Net earnings were $4.7 million, up 31% over the prior year, while diluted earnings per share increased 31% to $0.34. Adding back amortization would result in cash earnings per share of $0.41 for the quarter compared to $0.32 in the prior year.

Revenues for the Property Services division were $86.4 million, an increase of approximately $17.3 million or 25% over the prior year. Approximately $8.0 million of the revenue increase resulted from acquisitions including APE, which closed effective June 1, 1999 and several tuck-under companies. The balance of the increase resulted from internal growth. Property Services EBITDA grew 26% to $11.6 million or 13.5% of revenue compared to $9.2 million or 13.3% of revenue in the prior year.

Revenues for the Business Services division rose to $19.0 million for the first quarter, a 20% increase over the prior year, reflecting 8% internal growth and the acquisition of DDS SW which was completed effective July 1, 1999. Business Services EBITDA was $4.0 million or 21% of revenue, compared to $3.1 million and 19.6% of revenue in the prior year. The margin improvement was driven by productivity improvements and mix change as discussed above.

Corporate expenses increased to $1.2 million in the first quarter from $1.1 million in the prior year period.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care services, exterior painting services, and commercial pool maintenance in the northern United States and in Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. The management services, security, business services and many of the franchise systems generate revenues approximately evenly throughout the fiscal year.

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

In December 1996, FirstService entered into a lending agreement with a syndicate of banks. The agreement - amended and restated in October 1997, again in June, 1998 and most recently on April 1, 1999, - currently provides six-year committed revolving credit facilities for acquisitions of Cdn $50 million and US $130 million. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of June 30, 2000, the Company had drawn Cdn $5.5 million and US $104.4 million.

The Company is exposed to foreign currency exchange risk however the exposure may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

During the first quarter, capital expenditures were approximately $2.7 million split approximately equally between management information systems, leasehold improvements and vehicles and equipment.

In connection with certain acquisitions, the Company has agreed to pay additional consideration based on operating results of the acquired entities. The payment of any such amounts would be in cash and would result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


On May 17, 2000, the Registrant purchased 351 Class D shares of its subsidiary, The Franchise Company Inc., from a minority shareholder. As consideration, 69,360 of the Registrant's Subordinate Voting Shares with a value of Cdn. $971,000 (U.S. $648,000) were issued.

The Subordinate Voting Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         a)       Exhibits

                  3.1*       Articles of Incorporation and Amendment

                  3.2*       By-Laws and Amendments

                  10.1*      Credit Facility dated April 1, 1999 among the company and a syndicate of bank lenders

                  10.2**     FirstService Corporation Amended Stock Option Plan #2

                  10.3**     FirstService Corporation Amended Share Purchase Plan #2


         b)       Reports on Form 8-K

                  None.

-------------------

* Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 1999.

** Incorporated by reference to the Company's report on Form 10-K for the year ended March 31, 2000.

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 11, 2000

                            FIRSTSERVICE CORPORATION




                  By:       D. SCOTT PATTERSON
                            ---------------------------------------------------
                            D. SCOTT PATTERSON
                            Senior Vice President and Chief Financial Officer (Principal Financial Officer & Authorized Signatory)