Form 10-Q
period 2000-10-20
FIRSTSERVICE CORP
filed 2000-11-07
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the Quarterly Period Ended September 30, 2000

                                                        or

                    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the Transition Period from ______ to _______



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

Yes |X| No __

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date:
         Subordinate Voting Shares: 12,387,843 as of September 30, 2000
            Multiple Voting Shares: 662,847 as of September 30, 2000

                            FIRSTSERVICE CORPORATION

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000


                                      INDEX

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements

                    a)     Statements of Earnings
                           For the Three Months and Six Months Ended
                           September 30, 2000 and 1999                     3

                    b)     Balance Sheets
                           As of September 30, 2000 and March 31, 2000     4

                    c)     Statements of Cash Flows
                           For the Six Months Ended September 30,
                           2000 and 1999                                   5

                    d)     Notes to Financial Statements                   6


         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   9


PART II.  OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders  13

         Item 6.     Exhibits and Reports on Form 8-K                     14


SIGNATURE                                                                 15

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. dollars)
(Unaudited)

                                                                     Three Month Periods               Six Month Periods
                                                                     Ended September 30                Ended September 30
                                                                      2000           1999              2000            1999
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $ 118,166       $ 96,547         $ 223,557       $ 181,454

Cost of revenues                                                    75,286         59,765           144,666         115,835
Selling, general and administrative expenses                        23,430         19,783            44,984          37,376
Depreciation                                                         1,825          1,615             3,566           3,085
Amortization                                                         1,096          1,050             2,073           1,864
Interest                                                             2,477          1,959             4,711           3,722
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                  14,052         12,375            23,557          19,572

Income taxes                                                         5,616          4,947             9,416           7,806
----------------------------------------------------------------------------------------------------------------------------
Earnings before minority interest                                    8,436          7,428            14,141          11,766

Minority interest share of earnings                                  1,507          1,242             2,533           1,996
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                       $ 6,929        $ 6,186           $11,608          $9,770
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Earnings per share:                     Basic                       $ 0.53         $ 0.48             $0.89          $ 0.76

                                        Diluted                     $ 0.50         $ 0.45             $0.85          $ 0.71

Weighted average shares outstanding:    Basic                       13,061         12,933            13,052          12,929

                                        Diluted                     13,728         13,733            13,684          13,769


The Condensed Consolidated Statements of Earnings have been prepared in accordance with U.S. GAAP.


FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)


                                                                            September 30          March 31
                                                                                    2000              2000
-----------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)           (Audited)


ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $1,460             $ 3,297
Accounts receivable, net                                                        63,604              53,170
Inventories                                                                     11,634               8,929
Prepaids and other assets                                                        6,412               8,491
Deferred income taxes                                                              987               1,063
-----------------------------------------------------------------------------------------------------------
                                                                                84,097              74,950
-----------------------------------------------------------------------------------------------------------

Other receivables                                                                5,889               4,405
Fixed assets                                                                    31,954              29,693
Other assets                                                                     3,734               4,074
Deferred income taxes                                                              909                 270
Goodwill                                                                       133,534             117,495
-----------------------------------------------------------------------------------------------------------
                                                                               176,020             155,937
-----------------------------------------------------------------------------------------------------------
                                                                             $ 260,117           $ 230,887
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                               $15,789            $ 11,752
Accrued liabilities                                                             18,352              23,013
Income taxes payable                                                             7,434               2,879
Unearned revenue                                                                 3,992              10,725
Long-term debt - current                                                         4,186               2,733
Deferred income taxes                                                              -                   459
-----------------------------------------------------------------------------------------------------------
                                                                                49,753              51,561
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion                                            119,130             102,177
Deferred income taxes                                                            3,022               1,836
-----------------------------------------------------------------------------------------------------------
                                                                               122,152             104,013
-----------------------------------------------------------------------------------------------------------

Minority interest                                                                9,522               6,975

SHAREHOLDERS' EQUITY
Capital stock                                                                   54,100              53,849
Receivables pursuant to company's share purchase plan                          (3,294)             (3,294)
Retained earnings                                                               27,222              15,614
Cumulative other comprehensive income                                              662               2,169
-----------------------------------------------------------------------------------------------------------
                                                                                78,690              68,338
-----------------------------------------------------------------------------------------------------------
                                                                             $ 260,117           $ 230,887
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


The Condensed Consolidated Balance Sheets have been prepared in accordance with U.S. GAAP.


FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

                                                                                   Six Month Periods
                                                                                   Ended September 30
                                                                                  2000              1999
---------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings for the period                                                    $11,608            $9,770

Items not affecting cash
    Depreciation and amortization                                                5,639             4,949
    Deferred income taxes                                                        (282)               198
    Minority interest share of earnings                                          2,533             1,996
    Other                                                                          226               222
---------------------------------------------------------------------------------------------------------
                                                                                19,724            17,135
Changes in operating assets and liabilities, net of acquisitions
    Accounts receivable                                                        (7,194)           (4,593)
    Inventories                                                                (2,379)           (2,130)
    Prepaids and other assets                                                    2,784             (987)
    Accounts payable and other current liabilities                                 539            12,228
    Unearned revenue                                                           (7,323)           (7,992)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        6,151            13,661
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                               (17,908)          (14,646)
Purchase of minority shareholders' interest                                      (649)                -
Purchases of fixed assets, net                                                 (4,954)           (4,401)
(Increase) decrease in other assets                                                126             (930)
Increase in other receivables                                                  (1,484)           (2,432)
---------------------------------------------------------------------------------------------------------
Net cash used for investing                                                   (24,869)          (22,409)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in long-term debt                                                  17,665            11,656
Financing fees paid                                                                 -              (543)
Issuance of subordinate voting shares, net of repurchases                          253              (18)
Dividends paid to minority shareholders of subsidiaries                          (145)             (166)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing                                                  17,773            10,929
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          (892)           (1,192)
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during the period             (1,837)               989

Cash and cash equivalents, beginning of period                                   3,297             4,627
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $1,460            $5,616
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


The Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. GAAP.


FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(in thousands of U.S. dollars)
(Unaudited)


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


2. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by FirstService Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and six months ended September 30, 2000 and 1999 and its cash flows for the six months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2000 contained in the Company's Form 10-K filed on June 29, 2000.


3. ACQUISITIONS - On July 20, 2000, the Company announced that it had completed five acquisitions in its Property Services division. Four of these were in Management Services, including: Argold Management which serves 200 properties and 25,000 residential units in the New York City market; two acquisitions in painting, concrete restoration and plumbing to expand the Company's ability to cross-sell maintenance services to managed communities in South Florida; and Poolman, Inc., the leading swimming pool management company in Phoenix, Arizona which increases the cross-selling potential to more than 120 communities managed by the Company in that region. The fifth acquisition was in Security

         Services, where the Company acquired BLW, Inc. (operating as Security Services and Technologies ("SST")). SST is a leading provider of electronic security systems and integration services to large corporations and governments in the Pennsylvania and New Jersey regions. These five acquisitions generated revenues of approximately $20,000 during the calendar year ended December 31, 1999.

         The results of operations of these acquisitions have been included in the condensed consolidated financial statements included herein since the applicable date of acquisition. These acquisitions were accounted for using the purchase method. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocations are preliminary and subject to adjustments.


4. LONG-TERM DEBT - The Company's amended and restated lending agreement provides a facility of approximately $163,000 comprised of tranches of Cdn. $50,000 and U.S. $130,000. The amended facilities, which will be used for acquisitions, capital expenditures and working capital, provide a tax efficient structure and effectively match long-term U.S. dollar denominated assets with U.S. dollar denominated debt.

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


5. COMPREHENSIVE INCOME - Total comprehensive income was approximately $5,870 and $5,570 for the three months ended September 30, 2000 and 1999, respectively and $10,101 and $8,719 for the six months ended September 30, 2000 and 1999, respectively. Total comprehensive income includes net earnings, foreign currency exchange adjustments and current income taxes on realized foreign exchange gains for income tax purposes.


6. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statements", which was amended by SAB No. 101B in June 2000. SAB No. 101B delayed the implementation date of SAB No. 101 to the fourth quarter of the Company's fiscal 2001. The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company intends to adopt the SAB in the fourth quarter of fiscal 2001. The impact of its adoption on the consolidated financial statements is not expected to be material.

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement was subsequently amended to defer its effective date. The Company intends to adopt this Statement in January 2001 as required by the amended Statement. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues increased $21.7 million, or 22%, to $118.2 million in the second quarter of fiscal 2001 from $96.5 million in the second quarter of fiscal 2000. Approximately $11 million of the increase is attributable to acquired companies owned less than one year including SST and several smaller tuck-under companies.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 15% to $19.5 million from $17.0 million in the prior year period. EBITDA margins for the three months ended September 30, 2000, decreased 110 basis points to 16.5% compared to 17.6% in the prior year. The margin decline is the result of the rapid growth of the Property Services division's non-seasonal Management Services business, which carries consistent quarterly margins of 10-12%. The growth in this business reduces the impact of the Company's seasonal businesses that generate very high margins in the June and September quarters.

Depreciation for the quarter ended June 30, 2000 was $1.8 million, up 13% from the prior year quarter due largely to acquisitions. Amortization was $1.1 million, up 4% due to the increase in goodwill resulting from acquisitions completed during the past year.

Interest expense increased 26% over prior year levels to $2.5 million as a result of increased borrowings related to acquisitions and higher interest rates. All acquisitions completed during the past year have been financed through the Company's credit facilities.

The income tax provision for the second quarter was approximately 40% of earnings before taxes, consistent with the prior year.

Minority interest expense increased to $1.5 million or 17.9% of earnings before minority interest from $1.2 million or 16.7% in the prior year quarter. The 21% increase reflects the 14% increase in earnings and a change in the mix of earnings relative to the prior year as certain operations having higher minority shareholdings contributed more to consolidated earnings.

Net earnings were $6.9 million, up 12% over the prior year period, while diluted earnings per share increased 11% to $0.50. Adding back amortization would result in cash earnings per share of $0.58 for the quarter compared to $0.53 in the prior year quarter.

Revenues for the Property Services division were $96.0 million, an increase of approximately $20.5 million or 27% over the prior year. Approximately $11.0 million of the revenue increase resulted from acquisitions including SST, which closed effective July 1, 2000 and several tuck-under companies. The balance of the increase resulted from internal growth of approximately 12%. Property Services EBITDA grew 12% to $14.6 million or 15.2% of revenue compared to $13.0 million or 17.2% of revenue in the prior year. The margin decline reflects the change in seasonal mix discussed above.

Revenues for the Business Services division rose to $22.2 million for the second quarter, a 6% increase over the prior year, all attributable to internal growth. Business Services EBITDA was $5.4 million or 24% of revenue, compared to $5.0 million and 24% of revenue in the prior year.

Corporate expenses increased to $1.1 million in the second quarter from $1.0 million in the prior year period.

RESULTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues for the first six months of fiscal 2001 increased 22% to $223.6 million from $181.5 million in the first six months of fiscal 2000. Approximately $21 million of the increase was attributable to acquired companies owned less than one year. The remaining increase resulted from internal growth.

EBITDA increased 20% to $33.9 million from $28.2 million in the prior year period. EBITDA margins for the six months ended September 30, 2000, were 15.2% compared to 15.5% for the six months ended September 30, 1999. The margin decline primarily reflects a change in the seasonal mix of business as discussed in the three month comparison.

Depreciation for the six month period was $3.6 million up 16% from the prior year period due largely to acquisitions. Amortization was $2.1 million, up 11% due to the increase in goodwill that has resulted from acquisitions completed during the past year.

Interest expense increased 27% over prior year levels to $4.7 million as a result of increased borrowings related to acquisitions and higher interest rates.

The income tax provision for the six months ended September 30, 2000 was approximately 40.0% of earnings before taxes, consistent with the prior year period.

Minority interest expense increased 25% to $2.5 million or 17.9% of earnings before minority interest compared to $2.0 million or 17.0% in the prior year period. The increase primarily reflects the increase in earnings.

Net income for the first six months of fiscal 2001 was $11.6 million, up 18% over the first six months of fiscal 2000, while diluted earnings per share increased 20% to $0.85. Diluted earnings per share reflect a 1.0% increase in the weighted average number of shares outstanding.

Six months revenues for the Property Services division were $182.4 million, an increase of approximately $37.8 million or 26% over the prior year. Approximately $21.0 million of the revenue increase resulted from acquisitions including American Pool Enterprises, which closed effective June 1, 1999, SST, which closed July 1, 2000 and several smaller tuckunder acquisitions. The balance of the increase resulted from internal growth. Property Services EBITDA margin for the six months was 14.7% compared to 15.4% in the prior year. The margin decline reflects a change in the seasonal mix of business as discussed in the three month comparison.

Six months revenues for the Business Services division were $41.2 million, up 12% over the prior year, reflecting the impact of the acquisition of DDS Southwest and internal growth of approximately 7%. The Business Services EBITDA margin for the first six months of fiscal 2001 was 22.8% of revenue, up from 22.0% in the prior year impacted by the acquisition of DDS Southwest which is a seasonal business that generates a higher EBITDA margin in the first two quarters, somewhat offset by higher expenditures at the Company's fulfillment operation during the period to expand capacity.

Corporate expenses increased to $2.2 million in the first half of fiscal 2001 from $2.1 million.

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

In December 1996, FirstService entered into a lending agreement with a syndicate of banks. The agreement - amended and restated in October 1997, again in June, 1998 and most recently on April 1, 1999, - currently provides six-year committed revolving credit facilities for acquisitions of Cdn $50 million and US $130 million. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of September 30, 2000, the Company had drawn Cdn $5.4 million and US $110.3 million.

The Company is exposed to foreign currency exchange risk however the exposure may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

During the quarter ended September 30, 2000, capital expenditures were $2.3 million primarily for leasehold improvements and equipment in the Business Services division, as well as vehicles and equipment in Management Services. Capital expenditures for the six months ended September 30, 2000 were $5.0 million.

In connection with certain acquisitions, the Company has agreed to pay additional consideration based on operating results of the acquired entities. The payment of any such amounts would be in cash and would result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

PART II

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 14, 2000. The matters voted upon and the results of voting were as follows:

To ratify the appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as the auditors of the Corporation and the authorization of the directors to fix their renumeration.


                For                              21,211,103
                Against                             394,400

To re-elect the current Board of Directors of the Corporation to serve until the next meeting called for the purpose of electing directors or until their respective successors are duly appointed.

                For                              21,605,503
                Against                                -

To approve an amendment to the Company's Stock Option Plan No. 2 to reserve an additional 700,000 subordinate voting shares. The amendment increases the maximum number of shares issuable from the option plan pool from 2.85 million to
3.55 million Subordinate Voting Shares.

                For                               3,299,311
                Against                           2,847,309
                Ineligible                       15,054,101
                Not voted                           404,782

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K



1.  a) Exhibits

       3.1*       Articles of Incorporation and Amendment

       3.2*       By-Laws and Amendments

       10.1* Credit Facility dated April 1, 1999 among the company and syndicate of bank lenders

       10.2**     FirstService Corporation Amended Stock Option Plan # 2

       10.3**     FirstService Corporation Amended Share Purchase Plan # 2


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



Date:   November 7, 2000

                                              FIRSTSERVICE CORPORATION




                         By: __________________________________________________
                             D. SCOTT PATTERSON
                             Senior Vice President and Chief Financial Officer
                            (Principal Financial Officer & Authorized Signatory)