Form 10-Q
period 2000-12-31
FIRSTSERVICE CORP
filed 2001-02-14
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date:
          Subordinate Voting Shares: 12,401,793 as of December 31, 2000
             Multiple Voting Shares: 662,847 as of December 31, 2000

                            FIRSTSERVICE CORPORATION

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2000


                                      INDEX



                                                                                                       Page
                                                                                                       ----

PART I. FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements

                    a)     Statements of Earnings
                           For the Three Months and Nine Months Ended December 31, 2000 and 1999        3

                    b)     Balance Sheets
                           As of December 31, 2000 and March 31, 2000                                   4

                    c)     Statements of Cash Flows
                           For the Nine Months Ended December 31, 2000 and 1999                         5

                    d)     Notes to Financial Statements                                                6


         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               10


PART II.  OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                                                  14


SIGNATURE                                                                                              15

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. dollars, except per share amounts)
(Unaudited)


                                                                     Three Month Periods               Nine Month Periods
                                                                      Ended December 31                Ended December 31
                                                                      2000           1999              2000            1999
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $ 96,957       $ 79,793         $ 320,514       $ 261,247

Cost of revenues                                                    66,879         54,954           211,545         170,789
Selling, general and administrative expenses                        22,339         18,994            67,323          56,370
Depreciation                                                         1,914          1,641             5,480           4,726
Amortization                                                         1,046            957             3,119           2,821
Interest                                                             2,489          2,047             7,200           5,769
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                   2,290          1,200            25,847          20,772

Income taxes                                                           916            479            10,332           8,285
---------------------------------------------------------------------------------------------------------------------------
Earnings before minority interest                                    1,374            721            15,515          12,487

Minority interest share of earnings                                    319            170             2,852           2,166
---------------------------------------------------------------------------------------------------------------------------

Net earnings                                                       $ 1,055          $ 551          $ 12,663         $10,321
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Earnings per share:                                  Basic           $0.08          $0.04             $0.97           $0.80
                                                     Diluted         $0.08          $0.04             $0.92           $0.75

Weighted average shares outstanding:                 Basic          13,057         12,936            13,054          12,931
     (in thousands)                                  Diluted        13,908         13,666            13,772          13,742



The Condensed Consolidated Statements of Earnings have been prepared in accordance with U.S. GAAP.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)


                                                       DECEMBER 31             March 31
                                                              2000                 2000
---------------------------------------------------------------------------------------
                                                        (UNAUDITED)            (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                   $5,218            $   3,297
Accounts receivable, net                                    63,673               53,170
Inventories                                                 10,163                8,929
Prepaids and other assets                                    8,612                8,491
Deferred income taxes                                          916                1,063
---------------------------------------------------------------------------------------
                                                            88,582               74,950
---------------------------------------------------------------------------------------

Other receivables                                            5,997                4,405
Fixed assets                                                32,259               29,693
Other assets                                                 3,470                4,074
Deferred income taxes                                        1,405                  270
Goodwill                                                   137,301              117,495
---------------------------------------------------------------------------------------
                                                           180,432              155,937
---------------------------------------------------------------------------------------
                                                         $ 269,014            $ 230,887
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 16,633            $  11,752
Accrued liabilities                                         19,204               23,013
Income taxes payable                                         6,696                2,879
Unearned revenue                                             5,878               10,725
Long-term debt - current                                     4,054                2,733
Deferred income taxes                                          -                    459
---------------------------------------------------------------------------------------
                                                            52,465               51,561
---------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion                        123,056              102,177
Deferred income taxes                                        3,712                1,836
---------------------------------------------------------------------------------------
                                                           126,768              104,013
---------------------------------------------------------------------------------------

Minority interest                                            9,811                6,975
---------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                               54,199               53,849
Receivables pursuant to company's share purchase plan       (3,294)              (3,294)
Retained earnings                                           28,279               15,614
Cumulative other comprehensive income                          786                2,169
---------------------------------------------------------------------------------------
                                                            79,970               68,338
---------------------------------------------------------------------------------------
                                                         $ 269,014            $ 230,887
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


The Condensed Consolidated Balance Sheets have been prepared in accordance with U.S. GAAP.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

                                                                              Nine Month Periods
                                                                              Ended December 31
                                                                            2000               1999
---------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings for the period                                             $ 12,663           $ 10,321

Items not affecting cash
    Depreciation and amortization                                          8,599              7,547
    Deferred income taxes                                                   (16)                354
    Minority interest share of earnings                                    2,852              2,166
    Other                                                                    335                331
---------------------------------------------------------------------------------------------------
                                                                          24,433             20,719
Changes in operating assets and liabilities, net of acquisitions
    Accounts receivable                                                  (7,119)              1,896
    Inventories                                                            (705)              (701)
    Prepaids and other assets                                                631                 23
    Accounts payable and other current liabilities                           894              4,625
    Unearned revenue                                                     (5,764)            (5,603)
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 12,370             20,959
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                         (21,616)           (19,041)
Purchase of minority shareholders' interest                                (649)               -

Purchases of fixed assets, net                                           (7,046)            (6,525)
Decrease (increase) in other assets                                            8            (1,134)
Increase in other receivables                                            (1,592)              (675)
---------------------------------------------------------------------------------------------------
Net cash used for investing                                             (30,895)           (27,375)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in long-term debt                                            21,136             15,825
Financing fees paid                                                          -                (543)
Issuance of subordinate voting shares, net of repurchases                    351                 43
Dividends paid to minority shareholders of subsidiaries                    (175)              (196)
---------------------------------------------------------------------------------------------------
Net cash provided by financing                                            21,312             15,129
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (866)              (970)
---------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents during the period                    1,921              7,743

Cash and cash equivalents, beginning of period                             3,297              4,627

Cash and cash equivalents, end of period                                $  5,218           $ 12,370
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


The Condensed Consolidated Statements of Cash Flows have been prepared in accordance with U.S. GAAP.

FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
(in thousands of U.S. dollars)
(Unaudited)



1. DESCRIPTION OF THE BUSINESS - FirstService Corporation (the "Company") is a provider of property and business services to corporate, public sector and residential customers in the United States and Canada. The Company's operations are conducted through two principal  operating divisions,  Property  Services
          and  Business  Services.  The Property Services   division
          includes    residential    property   management ("Management
          Services"),  Security Services and Consumer Services and
          represented  approximately 80% of the Company's  revenues for the
          year ended  March  31,  2000.  The  Business   Services  division
          provides outsourcing services such as transaction processing and literature fulfillment for corporations and government agencies.

2.        SUMMARY  OF  PRESENTATION  -  The  Condensed   Consolidated
          Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations
          of the  Securities and Exchange   Commission  for  the
          presentation  of  interim   financial information.  Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations for the three and nine months ended December 31, 2000 and 1999 and its cash flows for the nine months ended December 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2000 contained in the Company's Form 10-K filed on June 29, 2000.

3. ACQUISITIONS - On July 20, 2000, the Company announced that it had completed five acquisitions in its Property Services division. Four of these were in Management Services, including: Argold Management which serves 200 properties and 25,000 residential units in the New York City market; two acquisitions in painting, concrete restoration and plumbing to expand the Company's ability to cross-sell maintenance services to managed communities in South Florida; and Poolman, Inc., the leading swimming pool management company in Phoenix, Arizona which increases the cross-selling potential to the more than 120 communities managed by the Company in that region. The fifth acquisition was in

          Security Services, where the Company acquired BLW, Inc. (operating as Security Services and Technologies ("SST")). SST is a leading provider of electronic security systems and integration services to large corporations and governments in the Pennsylvania and New Jersey regions. These five acquisitions generated revenues of approximately $20,000 during the calendar year ended December 31, 1999.

          The results of operations of these five acquisitions have been included in the Condensed Consolidated Financial Statements included herein since the applicable date of acquisition. These acquisitions were accounted for using the purchase method. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocations are preliminary and subject to adjustments.

          On January 22, 2001 the Company  announced that it had completed
          three acquisitions  in  its  Property  Services   division.   In
          Management Services,   the  Company  acquired  Dickinson
          Management,   Inc.,  a full-service  residential  property
          management operation located in Jupiter, Florida serving 54 communities and over 8,000 residential units. In Consumer
          Services,   the  Company  acquired  the  Boston, Massachusetts
          franchise of its California Closets franchise system. In Security Services, the Company acquired Century Security, a Toronto based provider of security services to the health care industry. These acquisitions generated approximately $10,000 in annual revenues in their last respective fiscal years prior to acquisition.

4. LONG-TERM DEBT - The Company's amended and restated lending agreement provides a facility of approximately U.S. $163,000 comprised of tranches of Cdn. $50,000 and U.S. $130,000. The amended facilities, which are used for acquisitions, capital expenditures and working capital, provide a tax efficient structure and effectively match long-term U.S. dollar denominated assets with U.S. dollar denominated debt.

          The revolving facilities provide that the Company may borrow using Prime, LIBOR or Bankers Acceptance interest rate options that vary within a range depending on certain leverage ratios. Borrowings currently bear interest at the lender's cost of funds rate plus 1.25%.

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

5. COMPREHENSIVE INCOME - Total comprehensive income was $1,179 and $691 for the three months ended December 31, 2000 and 1999, respectively and $11,280 and $10,700 for the nine months ended December 31, 2000 and 1999, respectively. Total comprehensive income includes net earnings, foreign currency exchange adjustments and current income taxes on realized foreign exchange gains for income tax purposes.

6. SEGMENTED INFORMATION - The Company operates primarily through three operating groups - Property Services (franchised), Property Services (Company-owned) and Business Services. The Property Services groups provide a variety of services to both
          residential  and  commercial customers.   Property  Services
          (Company-owned)   provides  security services,  full-service
          residential property management and lawn care. Property Services (franchised) provides painting, decorating and disaster restoration services. The Business Services group provides services to governments, financial institutions and corporations wishing to outsource a variety of non-core, primarily labor intensive, "back office" functions. The Company derives substantially all of its revenues from customers in the United States and Canada.

OPERATING SEGMENTS


                                          PROPERTY              PROPERTY
FOR THE THREE MONTH PERIOD                SERVICES              SERVICES         BUSINESS
ENDING DECEMBER 31,2000               (FRANCHISED)       (COMPANY-OWNED)         SERVICES         CORPORATE      CONSOLIDATED
                                  -----------------    ------------------    -------------     -------------    --------------
Revenue                                     15,543                62,782           18,570                62            96,957
                                  -----------------    ------------------    -------------     -------------    --------------
Operating profit                               689                 2,806            2,581           (1,297)             4,779
                                  -----------------    ------------------    -------------     -------------    --------------

                                          PROPERTY              PROPERTY
FOR THE THREE MONTH PERIOD                SERVICES              SERVICES         BUSINESS
ENDING DECEMBER 31,1999               (FRANCHISED)       (COMPANY-OWNED)         SERVICES         CORPORATE      CONSOLIDATED
                                  -----------------    ------------------    -------------     -------------    --------------
Revenue                                     11,286                50,943           17,474                90            79,793
                                  -----------------    ------------------    -------------     -------------    --------------
Operating profit                             (117)                 1,901            2,522           (1,059)             3,247
                                  -----------------    ------------------    -------------     -------------    --------------

                                          PROPERTY              PROPERTY
FOR THE NINE MONTH PERIOD                 SERVICES              SERVICES         BUSINESS
ENDING DECEMBER 31,2000               (FRANCHISED)       (COMPANY-OWNED)         SERVICES         CORPORATE      CONSOLIDATED
                                  -----------------    ------------------    -------------     -------------    --------------
Revenue                                     46,442               214,080           59,800               192           320,514
                                  -----------------    ------------------    -------------     -------------    --------------
Operating profit                             8,271                17,956           10,452           (3,632)            33,047
                                  -----------------    ------------------    -------------     -------------    --------------
Total assets                                47,279               141,781           75,229             4,725           269,014
                                  -----------------    ------------------    -------------     -------------    --------------

                                          PROPERTY              PROPERTY
FOR THE NINE MONTH PERIOD                 SERVICES              SERVICES         BUSINESS
ENDING DECEMBER 31,1999               (FRANCHISED)       (COMPANY-OWNED)         SERVICES         CORPORATE      CONSOLIDATED
                                  -----------------    ------------------    -------------     -------------    --------------
Revenue                                     40,976               165,830           54,186               255           261,247
                                  -----------------    ------------------    -------------     -------------    --------------
Operating profit                             7,154                13,542            9,290           (3,445)            26,541
                                  -----------------    ------------------    -------------     -------------    --------------
Total assets                                41,402               109,056           69,905             6,702           227,065
                                  -----------------    ------------------    -------------     -------------    --------------


         GEOGRAPHIC SEGMENTS
         FOR THE THREE MONTH PERIOD
         ENDING DECEMBER 31,2000                     CANADA         UNITED STATES     CONSOLIDATED
                                           -----------------    ------------------    -------------
         Revenue                                     30,143                66,814           96,957
                                           -----------------    ------------------    -------------

         FOR THE THREE MONTH PERIOD
         ENDING DECEMBER 31,1999                     CANADA         UNITED STATES     CONSOLIDATED
                                           -----------------    ------------------    -------------
         Revenue                                     29,282                50,511           79,793
                                           -----------------    ------------------    -------------

         FOR THE NINE MONTH PERIOD
         ENDING DECEMBER 31,2000                     CANADA         UNITED STATES     CONSOLIDATED
                                           -----------------    ------------------    -------------
         Revenue                                     97,202               223,312          320,514
                                           -----------------    ------------------    -------------
         Total assets                                65,097               203,917          269,014
                                           -----------------    ------------------    -------------

         FOR THE NINE MONTH PERIOD
         ENDING DECEMBER 31,1999                     CANADA         UNITED STATES     CONSOLIDATED
                                           -----------------    ------------------    -------------
         Revenue                                     91,870               169,377          261,247
                                           -----------------    ------------------    -------------
         Total assets                                67,361               159,704          227,065
                                           -----------------    ------------------    -------------



7. COMPARATIVE FIGURES - Certain of the prior period's figures in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the current period's presentation.

8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements", which was amended by SAB 101B in June 2000. SAB 101B delayed the implementation date of SAB 101 to the fourth quarter of the Company's fiscal 2001. The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company intends to adopt the SAB in the fourth quarter of fiscal 2001. The impact of its adoption on the consolidated financial statements is not expected to be material.

          In 1998, the Financial  Accounting Standards Board issued Statement
          of Financial   Accounting   Standards   ("SFAS")  133,
          "Accounting  for Derivative  Instruments  and Hedging  Activities".
           This Statement was subsequently amended as SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The Company intends to adopt this Statement on April 1, 2001. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in U.S. dollars)

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues increased $17.2 million, or 21.5%, to $97.0 million in the third quarter of fiscal 2001 from $79.8 million in the third quarter of fiscal 2000. Approximately $9.0 million of the increase is attributable to acquired companies owned less than one year including SST and several smaller tuck-under acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 32.4% to $7.7 million from $5.8 million in the prior year period. EBITDA margins for the three months ended December 31, 2000, increased 70 basis points to 8.0% from 7.3% in the prior year. The margin improvement primarily reflects a change in the seasonal mix of business driven by the rapid growth of the residential property management operations, which carry consistent quarterly margins of 10-12% relative to the Company's slower growth seasonal businesses that historically have generated losses in the December and March quarters.

Depreciation for the quarter ended December 31, 2000 was $1.9 million, up 16.6% from the prior year quarter due largely to acquisitions. Amortization was $1.0 million, up 9.3% due to the increase in goodwill resulting from acquisitions completed during the past year.

Interest expense increased 21.6% over prior year levels to $2.5 million as a result of increased borrowings related to acquisitions and higher interest rates. All acquisitions completed during the past year have been financed through the Company's credit facilities.

The income tax provision for the second quarter was approximately 40% of earnings before taxes, consistent with the prior year.

Minority interest increased to $319 or 23.2% of earnings before minority interest from $170 or 23.6% in the prior year quarter. The 87.6% increase reflects the 90.6% increase in earnings before minority interest and also a change in the mix of earnings relative to the prior year as certain operations having lower minority shareholdings contributed more to consolidated earnings.

Net earnings were $1.1 million, up 91.5% over the prior year period, while diluted earnings per share doubled to $0.08. Adding back amortization would result in cash earnings per share of $0.15 for the quarter compared to $0.11 in the prior year quarter.

Revenues for the Property Services division were $78.3 million, an increase of approximately $16.0 million or 25.7 % over the prior year. Approximately $9.0 million of the revenue increase resulted from acquisitions including SST, which closed on July 1, 2000 and several tuck-under companies. The balance of the increase resulted from internal growth of approximately 11.0%. Property Services EBITDA grew 55.0% to $5.6 million or 7.1% of revenue compared to $3.6 million or 5.8% of revenue in the prior year. The margin increase reflects the change in seasonal mix discussed above.

Revenues for the Business Services division rose to $18.6 million for the third quarter, a 6.3% increase over the prior year, all attributable to internal growth. Business Services EBITDA was $3.4 million or 18.3% of revenue, compared to $3.3 million and 19.0% of revenue in the prior year. The margin decline is primarily attributable to start-up costs associated with three significant contracts secured during the quarter by the Company's BDP Business Data Services unit. Two of the contracts commenced during the quarter and the third will start in the fourth quarter.

Corporate expenses increased to $1.2 million in the third quarter from $1.1 million in the prior year period.

RESULTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues  for the first nine  months of fiscal  2001  increased  22.7% to
$320.5 million  from  $261.2   million  in  the  first  nine  months  of
fiscal 2000. Approximately $30 million of the increase was attributable to acquired companies owned less than one year. The remaining increase resulted from internal growth of approximately 11%.

EBITDA increased 22.2% to $41.6 million from $34.1 million in the prior year period. EBITDA margins for the nine months ended December 31, 2000, were 13.0% approximately the same as the 13.1% for the nine months ended December 31, 1999.

Depreciation for the nine month period was $5.5 million up 16.0% from the prior year period due largely to acquisitions. Amortization was $3.1 million, up 10.6% due to the increase in goodwill that has resulted from acquisitions completed during the past year.

Interest expense increased 24.8% over prior year levels to $7.2 million as a result of increased borrowings related to acquisitions and higher interest rates.

The income tax provision for the nine months ended December 31, 2000 was approximately 40.0% of earnings before taxes, consistent with the prior year period.

Minority interest increased 31.7% to $2.9 million or 18.4% of earnings before minority interest compared to $2.2 million or 17.3% in the prior year period. The increase reflects the increase in earnings and the larger contribution to earnings by non-wholly owned operations relative to the prior year period.

Net income for the first nine months of fiscal 2001 was $12.7 million, up 22.7% over the first nine months of fiscal 2000, while diluted earnings per share increased 22.7% to $0.92.

Nine months' revenues for the Property Services division were $260.7 million,
an increase  of  approximately   $53.6  million  or  26.0%  over  the  prior
year. Approximately $30 million of the revenue increase resulted from acquisitions including American Pool Enterprises, which closed on June 1, 1999, SST, which closed July 1, 2000 and several smaller tuckunder acquisitions. The balance of the increase resulted from internal growth.
The Property Services EBITDA margin for the nine months was 12.4% compared to 12.6% in the prior year.

Nine months' revenues for the Business Services division were $59.8 million, up 10.3% over the prior year, reflecting the impact of the acquisition of DDS Southwest and internal growth of approximately 6.0%. The Business Services EBITDA margin for the first nine months of fiscal 2001 was 21.4% of revenue, up from 21.0% in the prior year.

Corporate expenses increased to $3.5 million in the first nine months of fiscal 2001 from $3.3 million in the prior year period.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care services, exterior painting services, and commercial pool maintenance in the northern United States and in Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. Residential property management, Security Services, Business

Services and many of the franchise systems generate revenues evenly throughout the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank borrowings, proceeds from capital stock issues, and cash flow from operations have historically been the funding sources for working capital requirements, capital expenditures and acquisitions. Management believes that funds from these sources will remain available and are adequate to support ongoing operational requirements and near-term acquisition growth.

In December 1996, FirstService entered into a lending agreement with a syndicate of banks. The agreement, amended and restated in October 1997, again in June, 1998 and most recently on April 1, 1999, currently provides six-year committed revolving credit facilities for acquisitions of Cdn $50 million and US $130 million. Outstanding indebtedness under the facilities bears interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement requires the Company to meet specific financial ratios and places certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of December 31, 2000, the Company had drawn Cdn $6.1 million and US $117.3 million under this lending agreement.

The Company is exposed to foreign currency exchange risk however the exposure may be mitigated as the lending agreement provides that it may borrow in Canadian or U.S. funds.

During the quarter ended December 31, 2000, capital expenditures were $2.0 million primarily for leasehold improvements and equipment in the Business Services division, as well as vehicles and equipment in Management Services. Capital expenditures for the nine months ended December 31, 2000 were $7.0 million.

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



Date:   February 14, 2001

                            FIRSTSERVICE CORPORATION




                        By: ---------------------------------------------------
                            D. SCOTT PATTERSON
                            Senior Vice President and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER & AUTHORIZED SIGNATORY)