Form 10-K
period 2001-03-31
FIRSTSERVICE CORP
filed 2001-06-29
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ or No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of Subordinate Voting Shares held by non-affiliates of the Registrant as of June 15, 2001 was $279,178,000 U.S. The number of the Registrant's Subordinate Voting Shares outstanding as of June 15, 2001 was 12,829,893 and the closing market price of such shares on that date was $21.76 U.S. The number of Multiple Voting Shares outstanding on June 15, 2001 was 662,847.

                            FIRSTSERVICE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2001


                                      INDEX

                                                                            PAGE
PART  I

ITEM 1.       BUSINESS                                                        3
ITEM 2.       PROPERTIES                                                     15
ITEM 3.       LEGAL PROCEEDINGS                                              16
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

PART  II

ITEM 5.       MARKET FOR REGISTRANT'S SHARES AND
                   RELATED SHAREHOLDER MATTERS                               17
ITEM 6.       SELECTED FINANCIAL DATA                                        18
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             19
ITEM 7A.      FINANCIAL INSTRUMENTS - QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK                               25
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    25
ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE           44


PART  III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             45
ITEM 11.      EXECUTIVE COMPENSATION                                         47
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                            51
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 52


PART  IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                   REPORTS ON FORM 8-K                                       53


SIGNATURES                                                                   55


PART  I

ITEM 1.  BUSINESS

         UNLESS OTHERWISE INDICATED, ALL DOLLAR AMOUNTS IN THIS FORM 10-K ARE EXPRESSED IN UNITED STATES DOLLARS.

         This annual report is prepared on Form 10-K and is filed by FirstService Corporation, an Ontario company (hereinafter sometimes referred to as the "Registrant"). The Registrant and its subsidiaries are referred to as "FirstService" or the "Company". The Registrant is a "foreign private issuer" as defined under Rule 405 of Regulation C under the Securities Act of 1933, as amended. However, commencing with the year ended March 31, 2000, the Registrant elected to file its annual, quarterly and current reports on forms designated for U.S. domestic issuers.

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


OVERVIEW

         FirstService is a leader in the rapidly growing service sector, providing a variety of Property and Business Services to commercial and residential customers in the following areas: residential property management, integrated security services, consumer services and business services. Each service line provides essential or near-essential services, generates a high percentage of recurring revenues, has strong cash flows, generates high returns on invested capital and can be leveraged through margin enhancement, cross-selling or consolidation.

         From the time of going public in 1993, the Company has posted a track record of consistent growth in revenues and profitability by leveraging off the expertise it has developed since the predecessor to the Company was founded by Jay S. Hennick, Chairman and CEO, in 1972. For the fiscal year ending March 31, 2001 ("Fiscal 2001"), revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") were $424.2 million and $47.9 million, respectively. Approximately 72% of the Company's revenues are generated in the United States, with the balance in Canada. The Company is listed on both the NASDAQ National Market (symbol: FSRV) and the Toronto Stock Exchange (symbol: FSV) and its internet address is WWW.FIRSTSERVICE.COM.

The Company's operations are conducted through two operating divisions and four operating segments:


                            FIRSTSERVICE CORPORATION

             Property Services                               Business Services
                  Division                                        Division

Residential          Integrated         Consumer
 property             security          services*
management


* Includes both franchised and Company-owned services.



-----------------------------------------------------------------------------------------------------
REVENUE BY OPERATING SEGMENT
(In thousands of U.S. dollars)
                                                          YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                            MARCH 31        MARCH 31         MARCH 31
                                                                2001            2000             1999
-----------------------------------------------------------------------------------------------------
Property Services Division
     Residential property management                        $181,730       $ 133,782         $ 90,649
     Integrated security services                             81,007          61,539           52,827
     Consumer services                                        78,838          71,330           61,618
Business Services Division                                    82,346          73,198           58,162
Corporate                                                        253             186              105
                                                          ----------        --------        ---------
TOTAL                                                     $  424,174        $340,035        $ 263,361
                                                          ----------        --------        ---------
                                                          ----------        --------        ---------
-----------------------------------------------------------------------------------------------------

         Please note that (i) residential property management was previously disclosed as management services and (ii) integrated security services was previously disclosed as security services.

         Note 15 to the Consolidated Financial Statements included herein under
Part II contains further details regarding the operating profit and total assets of the operating segments of the Company.


DESCRIPTION OF BUSINESS

PROPERTY SERVICES DIVISION
         RESIDENTIAL PROPERTY MANAGEMENT
         FirstService is the largest manager of private residential communities in North America. Private residential communities include condominiums, cooperatives, gated communities and a variety of other residential developments governed by multiple unit residential community associations (collectively referred to as "community associations"). In total, the Company manages more than 360,000 residential units in 1,800 community associations in the States of

Florida, New Jersey, Arizona, New York, Virginia, Pennsylvania, Delaware, Maryland, and the District of Columbia.

         In Florida, the Company operates under the Continental Group, Prime Management Group, Dickinson Management and Sterling Management brands. In the mid-Atlantic region, the Company operates under the Wentworth Group, Armstrong Management and Arco Management brands. The Company's Arizona operations are conducted through Rossmar & Graham Community Association Management.

         In addition, through its subsidiary American Pool Enterprises, Inc. ("American Pool"), FirstService is the largest manager of commercial swimming pools and recreation facilities in North America. American Pool currently serves more than 1,400 commercial swimming pools and recreation facilities and more than 5,500 residential swimming pools in ten U.S. States and in Canada, providing recreational facility management, staffing, maintenance and restoration services. The operations of American Pool, outside of the Florida and Arizona markets, are seasonal in nature with the majority of revenues being earned in the first and second fiscal quarters.

         In the residential property management industry, there are two types of professional property management companies: (i) traditional property managers, and (ii) full-service property managers. Traditional property managers primarily handle administrative property management functions such as collecting maintenance fees, sourcing and paying suppliers, preparing financial statements and contracting out support services. Full-service property managers provide the same services as traditional property managers but also provide a variety of other services under one exclusive contract. FirstService is a full-service property manager and in many markets provides a full range of services including grounds maintenance, landscaping, painting, restoration, pest control, irrigation, real estate sales and leasing, heating, air conditioning, plumbing and swimming pool management and maintenance.

         The aggregate budget of the communities managed by FirstService is approximately $650 million. The aggregate budget of all the community associations in the United States is estimated to be $25 billion, which gives FirstService a market share of approximately 2.5%. Currently, FirstService accesses 18-20% of the aggregate budget of its communities through the various services that it offers. The Company's strategy is to continue to add communities under management while striving to earn a greater percentage of the aggregate budget by introducing additional services and products.

         INTEGRATED SECURITY SERVICES
         FirstService is one of North America's largest providers of integrated security services, primarily to the commercial market, with operations in ten branches: six in the United States and four in Canada. The Company operates two security brands, Intercon (primarily in Canada) and SST (in the United States).

         FirstService designs, installs, repairs and maintains integrated electronic security systems including identification badging, access control and closed-circuit television for office buildings, commercial and industrial facilities, institutional campuses and multi-unit residential properties. FirstService's customers include FORTUNE 1000 corporations, property management companies, prominent hospitals and universities, and all levels of government. Revenues are derived from installation projects, on-going service, branch and head-office upgrades, central station monitoring and maintenance-related work.

         In executing its growth strategy to date, FirstService has focused on the development of long-term customer relationships, providing complete enterprise-wide electronic security solutions for all of its customers' facilities and operations. Going forward, this growth strategy will be augmented by acquisitions in key U.S. markets enabling FirstService to add strong regional operators that are leaders in their markets, establish national service capabilities and leverage its existing national account relationships and supplier base.

         In Canada, FirstService supplements its integrated electronic security service offerings with a premium security officer service, providing highly trained manpower on-site, via mobile patrol and in response to central station calls. This full service approach of providing both security systems expertise and security officer services has been a key success factor in delivering growth in the Canadian market, where commercial security clients often express a desire for a comprehensive security service.

         CONSUMER SERVICES
         In consumer services, FirstService provides a variety of residential and commercial services through its network of 1,700 franchised and 15 Company-owned locations across North America and internationally. The principal brands in the consumer services unit include California Closets, Paul Davis Restoration, Certa ProPainters, College Pro Painters, ChemLawn Canada, Green Lawn Care and Nutri-Lawn. Franchised brands are operated by The Franchise Company, Inc. ("TFC") and Company-owned lawn care brands are operated by Greenspace Services, Inc. ("Greenspace").

         California Closets is the largest provider of installed closet and home storage systems in North America. Headquartered in San Rafael, California, California Closets has approximately 125 franchises in the United States and Canada as well as master franchises in other countries around the world. California Closets receives royalties from franchisees based on a percentage of franchisee revenues.

         Paul Davis Restoration is a Florida-based franchiser of residential and commercial restoration services serving the insurance restoration industry in the United States through 215 franchises. This company provides restoration services for property damaged by natural or man-made disasters. Paul Davis Restoration receives royalties from franchisees based on a percentage of franchisee revenues.

         Certa ProPainters is a residential and commercial painting franchise system with approximately 210 franchisees operating in major markets across the United States and Canada as well as master franchises in other countries around the world. Certa ProPainters focuses on high-end residential and commercial painting and decorating work and other programs for property managers who have portfolios of condominium and commercial properties. Franchisees pay Certa ProPainters a fixed fee royalty, plus administrative fees for various ancillary services.

         College Pro Painters is a seasonal exterior residential painting franchise system operating in 24 U.S. States and across Canada with approximately 750 franchisees. It recruits students and trains them to operate the business, including price estimating, marketing, operating procedures, hiring, customer service and safety. College Pro Painters receives a royalty from each franchisee based on a percentage of revenues. College Pro Painters' operations are seasonal with significant revenue and earnings in the Company's first and second quarters followed by losses in the third and fourth quarters.

         In addition to the franchise systems described above, the Company operates Stained Glass Overlay, Inc., an Orange, California based franchiser of decorative glass treatments and Action Window Cleaners, an Ontario-based seasonal franchise system for students that offers residential window cleaning.

         Franchise agreements are generally for a term of ten years, with the exception of College Pro Painters and Action Window Cleaners, where the agreements are for a term of one year.

         In October 2000, TFC acquired Creative Closets, Inc. ("Creative Closets"), the Boston franchise of California Closets, as its first foray into "branchising". The goal of branchising is to re-acquire well-established and profitable franchises to accelerate growth in the territories served by these franchises. TFC intends to make several more branchising acquisitions as opportunities arise.

         The Company provides Company-owned residential and commercial lawn care and landscape services, primarily in Canada, under the ChemLawn, Green Lawn Care, Natural Alternative and Sears Lawn Care brands, and franchised lawn care services under the Nutri-Lawn brand. Services to residential customers include fertilization, weed and pest control for lawns, trees and shrubs and lawn aeration. The Company, through Greenspace, serves over 120,000 residential lawn care customers through its Company-owned network of branches in Ontario, Quebec and Alberta and is estimated to have 40% market share among households who purchase lawn care services, excluding mowing, in those provinces. Services to commercial customers include all of the services provided to residential customers plus mowing, landscaping, irrigation and other services comprising comprehensive grounds maintenance. The Company's lawn care operations are seasonal in nature, with the majority of revenue and operating profit earned during the summer months, offset by operating losses during the winter months.

BUSINESS SERVICES DIVISION
         FirstService's Business Services Division provides customer support and fulfillment as well as business process outsourcing services to FORTUNE 1000 companies through 25 branches occupying more than 2.3 million square feet in the United States, Canada and Australia. The principal Business Services operating subsidiaries are BDP Business Data Services Ltd. ("BDP"), DDS Distribution Services Ltd. ("DDS"), and Herbert A. Watts Ltd. ("Watts").

         Customer support and fulfillment services, offered by DDS and Watts, include Customer Relationship Management ("CRM"), order processing, inventory management, warehousing, order assembly and shipping, rebating and client profiling. The Company works with its clients to create fully integrated customer support and fulfillment solutions, which can include on-going technical service or product support, order processing (including customized e-commerce solutions), inventory management and fulfillment. Significant customer support and fulfillment clients include Rogers AT&T Wireless, Merck, Readers Digest, TD Waterhouse, M&M Mars and DaimlerChrysler.

         CRM services are provided through four state-of-the-art inbound customer contact centers with a total of 850 workstations, three of which are in Canada and one in Australia. The Company's recent acquisition of Watts has greatly enhanced its capabilities in CRM while adding a blue chip client base and incremental cross-selling opportunities.

         Fulfillment services are provided from 17 branches in the United States and Canada, including significant facilities in Cleveland, Philadelphia, Toronto, Los Angeles, Dallas and

Chicago. In aggregate, the Company occupies more than 2 million square feet of dedicated fulfillment capacity, utilizing bar coding and on-line inventory control systems.

         BDP is FirstService's business process outsourcing unit. BDP's objective is to be recognized as the best strategic partner to businesses and governments in Canada for the outsourcing of labor-intensive, back-office functions. BDP provides administrative functions that typically are not strategic to an organization and can be more efficiently and cost-effectively performed by third parties that specialize in such activities. BDP has developed expertise in performing services that require significant labor in coordination with technology, such as the processing of loan portfolios, credit card and affinity programs and drug and dental claims. BDP is the second largest student loan processor in Canada. BDP provides its services from four branches in Canada. Typical contracts vary in length from one to five years. Significant customers include Bank of Nova Scotia, Royal Bank of Canada, the Government of Canada, Manulife Financial and Sun Life.

         A key objective of the Company's Business Services Division is to establish long-term relationships with clients and leverage such relationships through the provision of additional services. BDP, DDS and Watts have similar customer bases and the Company believes there are significant cross-selling opportunities between these businesses.


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

PROPERTY SERVICES DIVISION
         RESIDENTIAL PROPERTY MANAGEMENT
         Based on the most recent available industry data, the Company estimates that: (i) more than 42 million Americans, representing approximately 16 million households, live in condominiums, cooperatives, planned communities and other residential developments governed by multiple unit residential community associations; (ii) more than 50% of new homes currently being built in and around major metropolitan areas in the United States are within these categories; (iii) there are approximately 205,000 community associations in the United States; and (iv) the total annual operating expenses for all community associations in the U.S. is estimated to be $25 billion. The market is growing at a rate of 3-4% per year as a result of the 6,000-8,000 new community associations formed each year. In addition, the growing trend from self-management to professional management, currently almost 50% of the market, is believed to at least double the effective growth rate for professional property management companies.

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

         The residential property management industry is extremely fragmented and dominated by numerous local and regional management companies. Only a small number of such companies, however, have the expertise and capital to provide both traditional property management services as well as the other support services provided by full-service property managers. FirstService is the largest full-service manager of private residential communities in the United States, managing approximately 2.5% of the nation's approximately 16.4 million units in community associations. FirstService enjoys a competitive advantage because of its size, depth of financial and management resources, and operating expertise.

         The Company's business is subject to regulation by the States in which it operates. For example, the Florida Department of Professional Regulation requires that property managers must be licensed which involves certain examinations and continuing education. In addition, the unit's real estate sales and leasing operations are subject to regulation as a real estate brokerage by the various states in which it operates.

         INTEGRATED SECURITY SERVICES
         U.S. security systems integration is a $3 billion industry and is expected to grow at an annual rate of approximately 20% over the next five years. Factors driving this growth include:

-        THE TREND TOWARD CONSOLIDATION OF SECURITY FUNCTIONS AND REDUCING
         COSTS: Corporate and institutional security embodies a variety of independent functions (access control, physical security, employee/user security, surveillance, etc.) operating concurrently. Integrating these functions into one system is simpler to use, more efficient and requires fewer people and resources to operate. An integrated system may also replace a number of different legacy systems that had to be managed independently, improving functionality and reducing operating and maintenance costs.
- CONTINUED DEVELOPMENT OF NETWORK AND INFORMATION TECHNOLOGY: Security systems are highly reliant on modern computer and electronic technology and have benefited from advancements in these technologies, becoming increasingly more powerful, flexible, and functional. Security systems and information for multiple sites can be integrated and controlled from a centralized location and administered remotely using advanced network and communication technology, including LANs, WANs, and web-based networking.
- INCREASED PUBLIC AWARENESS OF SECURITY ISSUES: Recent examples of escalating violence have made security a priority in the workplace, schools and other public facilities.

         The industry is highly fragmented but undergoing consolidation. The market is comprised of many small and medium-sized, and a few very large, competitors. Of the top 100 systems integrators compiled by SDM MAGAZINE for 2000, only the largest 5 had revenues over $100 million and the smallest 70 had revenues from ranging from $1 million to $10 million. FirstService is one of the largest integrated security services providers in North America.

         Larger competitors are driving consolidation in response to customer demands for comprehensive solution providers with national service capabilities. Customers are moving away from developing and sourcing each of their security systems separately from several different suppliers. System integrators must be able to evaluate customer needs, design an integrated suite of systems and products that is simple and effective, and provide quality installation and service in multiple geographic locations. Critical mass and geographic reach have become increasingly important success factors in this industry.

         FirstService's strategy is to combine strong regional operators into a national network focusing on long-term relationships with customers that have complex security needs.

FirstService differentiates itself through superior customer service and by designing open architecture systems (versus proprietary or closed systems).

         CONSUMER SERVICES
         The consumer services industry is highly fragmented, consisting principally of a large number of smaller, single-service or single-concept companies. Due to the large size of the overall market for these services, dominant market share is not considered necessary for becoming a major player in the industry. However, because of the low barriers to entry in this segment, the Company believes that brand name recognition among consumers is a critical factor in achieving long term success in the businesses in which it operates.

         The Company believes that the largest franchise companies in North America have been successful because of their ability to realize economies of scale through the centralization and successful application of certain administrative functions such as finance, marketing, purchasing, training and support staffing.

         Franchise businesses are subject to U.S. Federal Trade Commission regulations and State and Provincial laws that regulate the offering and sale of franchises. Presently, the Company is authorized to sell franchises in 49 U.S. States, in all Canadian Provinces and in several other countries around the world. In all jurisdictions, the Company endeavors to have its franchisees meet or exceed regulatory standards.

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

         Federal and Provincial environmental laws are applicable in all jurisdictions in which Greenspace operates. These regulations dictate which products and methods may be used and require employees to be properly trained and licensed in the use of pesticides and herbicides. These laws, together with municipal bylaws, may limit or restrict the use of certain lawn care practices and if such laws change, Greenspace's business may be adversely affected.

BUSINESS SERVICES DIVISION
         The Business Services industry is diverse and comprised of distinct sectors, including the areas in which FirstService participates: (i) customer support and fulfillment and (ii) business process outsourcing. Competitors range from large, sophisticated companies to smaller niche providers, with many possessing adequate size and technical capabilities. Given the large size of the market, significant growth can be achieved without significant market share.

         Corporations are increasingly concerned with focusing scarce resources on core operations that provide the greatest competitive advantage and best return on investment. As a result, non-core functions are being outsourced to companies that can perform them better, cheaper and faster.

CUSTOMER SUPPORT AND FULFILLMENT: The outsourced portion of the $200 billion CRM industry is estimated to be $25 billion and is currently growing at a rate of 25-30% per year. Outsourced fulfillment services are a $3.2 billion industry and have grown at a rate of 9.7% annually since 1996.

         The emergence of new technologies in conjunction with recent equity market and venture capital liquidity has stimulated competition in this segment, although many new entrants appear to lack significant industry experience. There are many competitors of all sizes, including a number of public CRM companies. FirstService is among a handful of successful competitors, none of which dominate this large, diverse market segment.

         Technology investment is the single largest factor driving change in the customer support sector with sophisticated CRM software platforms, high-speed redundant networking, and web-enabled customer care systems quickly becoming the standard. Outsourced fulfillment is evolving due to the adoption of technologies such as web-based ordering, real-time inventory, and bar-code and radio-frequency warehouse systems that are forcing competitors to become larger and more sophisticated to compete.

BUSINESS PROCESS OUTSOURCING: It is estimated that the outsourced "back office" processing segment was approximately $23 billion in 2000, with an expected 5-year compound annual growth rate of about 13%. This segment is occupied by some of the largest business services companies in the world, leveraging their size to realize economies of scale on very large outsourcing contracts. BDP tends to focus on certain niches, such as loan processing and credit and loyalty card administration, where it can capitalize on its specialized expertise.

         FirstService competes on the basis of providing competitively priced value-added services, supported by strong operating efficiencies.


BUSINESS STRATEGY

OPERATING STRATEGY
         The Company's objective is to increase the revenues, profitability, and market position of each operating company and subsequently acquired business, while maintaining the highest level of service to its customers. Key elements of the Company's operating strategy are:

SENIOR MANAGEMENT COMMITMENT: The Company strongly believes that management ownership at each of its primary operating units has contributed significantly to its ability to grow its businesses. As a result, the Company expects to continue its practice of encouraging strong operators of newly acquired platform businesses to retain or acquire a significant equity stake in the businesses they operate, generally in the form of a non-transferable direct equity ownership position. In all cases, the Company retains the right to purchase the minority interest at a pre-determined formula price based on a multiple of trailing twelve month EBITDA. These minority interests average approximately 15%. Management believes that its strategy of aligning the interests of operating management with those of the Company provides a powerful incentive to deliver superior financial performance.

PERFORMANCE-BASED COMPENSATION: The Company uses performance-based compensation programs throughout each of its businesses to attract, retain and motivate its employees. In general, senior managers receive bonuses which are based on a percentage of the amount by which their results exceed budgeted EBITDA. Lower level managers' incentives are also linked to EBITDA targets, but may include other measures deemed important for growing their business. The Company believes these programs are effective incentives to operating management and employees to deliver consistent, high-quality service in a cost-effective manner.

OPERATING EFFICIENCIES: The Company has been able to obtain significant operating efficiencies through the implementation of a variety of "best practices" and has achieved meaningful cost savings through certain economies of scale. The Company attempts to identify and refine its best practices across all of its businesses in order to benefit from the most innovative and effective management techniques. The implementation of best practices has resulted in improved labor management, customer service, and service delivery routing. The Company also achieves significant savings through the volume purchasing of vehicles, insurance, group benefits, advertising and professional and financial services.

MARKETING PENETRATION AND JOINT MARKETING: The Company capitalizes on the complementary nature of its businesses by introducing new or additional services to customers with which it already has long-term contractual relationships. The complementary nature of the Company's property services businesses also provides certain advantages when introducing a new service in a market where the Company has existing operations. These advantages include significant market knowledge, demographic information and the ability to share the established overhead of another company operation. Because the Company provides a number of property services, it is able to effectively utilize consolidated customer lists, in-house telemarketing capabilities and other marketing data that is accumulated to conduct cost-efficient customer referral, couponing and other direct mail programs across its businesses.

ACQUISITION STRATEGY
         The acquisition strategy of FirstService has been developed to complement the internal growth strategies of its existing service lines and as a component of the Company's overall growth strategy of building a significant, diversified service business that generates recurring and predictable cash flows and earnings. The acquisition strategy entails the systematic acquisition of established, well managed, and profitable service companies operating in fragmented industries that will:

1. Enhance the market position of an existing service line, provide an entry into a new geographic region / market, or introduce a new service line, and
2. Provide a return on invested capital that exceeds FirstService's weighted average cost of capital.

         Acquisitions are classified as "tuck-under" or "platform". The vast majority of acquisitions that FirstService targets and completes are tuck-under acquisitions. These acquisitions are generally smaller transactions completed within an existing service line that strengthen its regional presence or competitive position through increased market share or the addition of a complementary service line. Platform acquisitions are larger transactions that either establish an existing service line in a new geographic region or provide a vehicle for FirstService to add a new service offering that can be leveraged through cross selling of services, sharing of best practices or other synergies, or through further consolidation. Each acquisition must meet a strict criteria, that includes the following:

1. Strong, experienced management teams in place that are interested in growing their businesses and in being rewarded through performance-based compensation;
2. History of consistent profitability, supported by significant contractual revenues;
3.       Non-capital intensive operations with variable cost structure;
4.       Leading positions in the markets served; and,
5. In the case of platform acquisitions, one or more senior managers who wish to retain a significant minority interest in the acquired company in order to participate directly in its future growth and development as part of FirstService.

         In general, platform companies continue to operate on a stand-alone basis in accordance with FirstService's operating strategy, while drawing on the resources of FirstService to facilitate future growth. Most tuck-under acquisitions are fully integrated into the operations of the service line making the acquisition.

         FirstService has historically paid approximately 4 times normalized and sustainable EBITDA ("Valuation EBITDA") for its acquisitions. Usually, consideration is paid with a combination of cash at closing and a contingent note. Contingent notes are typically paid over a 3-year period, subject to achievement of the Valuation EBITDA on an averaged basis over the 3-year period subsequent to closing. In the event that the actual average EBITDA is less than the Valuation EBITDA, the purchase price and contingent payments are reduced by a multiple of the deficiency in EBITDA.

         In executing acquisitions, the acquisition team works closely with operating management of its service lines to identify, negotiate and complete acquisitions. A substantial majority of acquisitions are negotiated on an exclusive basis, without the imposition of an intermediary-controlled auction process, thereby facilitating a focused effort by FirstService to build a relationship with its prospective partner and emphasize the appropriate balance of financial and non-financial, as well as long-term and short-term attributes of the acquisition to the vendor. Notwithstanding the varied acquisition opportunities available to FirstService, management remains committed to a disciplined approach to acquisitions, including a rigorous adherence to its strict acquisition criteria and transaction structure. As well, FirstService only allocates its financial and human resources to existing service lines for acquisitions if the management team has the capacity to integrate the acquisition and the performance of current operations is meeting or exceeding expectations.

         The integration process is a critical component of all acquisitions executed by FirstService. This process is initiated during due diligence, when opportunities for integration, operational improvements, and the sharing of best practices are identified and a first 100 day plan (the "Plan") is drafted by FirstService. Post-closing, the Plan is reviewed with management of the acquired company to ensure that the Plan accurately captures and prioritizes the issues to be addressed. Once a buy-in has been obtained, the Plan is finalized and a timetable established for the execution of the Plan by the management of the acquired company. This is a collaborative process with a high degree of involvement from FirstService's integration team in overseeing the implementation and in monitoring progress against the timetable.


RECURRING REVENUE

         A common theme and key focus across FirstService is recurring, contractual revenue. This is driven by the near-essential nature of the services provided by the Property Services and Business Services Divisions.

         Approximately 80% of the Company's revenue is contractual in nature. In the Property Services Division, residential property management contracts are generally for terms of one to three years, and integrated security services contracts are generally one year in duration. Contracts with franchisees in consumer services are primarily for ten-year periods. In the Business Services Division, contracts have terms of one to five years, with larger contracts having longer terms. Furthermore, FirstService has historically experienced contract renewal rates in excess of 90%.

CURRENT YEAR DEVELOPMENTS

         In July 2000, the Company acquired an 80% interest in Security Services and Technologies ("SST"), a Pennsylvania-based provider of integrated security services, for cash consideration of $7.5 million plus contingent consideration payable if SST meets certain EBITDA thresholds over a three-year period.

         In March 2001, the Company acquired an 82.15% interest in Herbert A. Watts Ltd. ("Watts"), a customer support and fulfillment business operating primarily in Canada, for cash consideration of $10.9 million plus contingent consideration payable if Watts meets certain earnings thresholds over a three-year period.

         During Fiscal 2001, the Company acquired shares of The Franchise Company, Inc. from a minority shareholder, as well as 14.9% of Intercon Security Ltd. from a minority shareholder, for aggregate consideration of $4.1 million.

         During the year, the Company also acquired the following tuck-under companies: Silver Plumbing, based in Miami; Aquashield Corporation, a restoration contractor based in Miami; Creative Closets, Inc., the Boston franchise of the Company's California Closets franchise system; Century Security, a Toronto-based security services business and Dickinson Management, Inc., a Jupiter, Florida residential property management business.

         Subsequent to the end of the fiscal year, on June 29, 2001, the Company amended its lending agreement to allow for the issuance of additional debt. The amended agreement provides $140 million of committed revolving credit facilities renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The facility allows for borrowing in U.S. and / or Canadian currency and bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. Also on June 29, 2001, the Company completed a private placement of $100 million of ten-year 8.06% Senior Secured Notes.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Notes 10 and 15 to the Consolidated Financial Statements included herein under Part II contain information regarding revenues, earnings before income taxes and minority interest, and total long-lived assets, by geographic region.


MINORITY SHAREHOLDERS OF SUBSIDIARIES

         The Company owns a majority interest (on average, 85% of the equity) in all of its subsidiaries, while the operating management of each non-wholly owned subsidiary owns the remaining shares. This structure was designed to maintain control by FirstService while providing significant incentives to management at the operating companies. In all cases, the Company has the right to repurchase management's shares at a predetermined formula price, usually payable at the Company's option with any combination of Subordinate Voting Shares or cash. The Company may also be obligated to acquire certain of these minority interests in the event of the death, disability or cessation of employment of minority shareholders or if minority shareholders exercise their right to require the Company to repurchase their shares. These
arrangements   provide  significant   flexibility  to  the  Company  in
connection with management succession planning and shareholder liquidity matters.

MAJOR CUSTOMERS

         FirstService has no single customer which accounts for more than 2% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.


EMPLOYEES

         The Company has approximately 9,700 full-time employees, rising to a total of 13,500 in the spring and summer months with seasonal employees.


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

BUSINESS SERVICES DIVISION
         DDS leases approximately 1.7 million square feet of warehouse and office space in connection with its fulfillment operations. Principal warehouse locations include 360,000 square feet in Norristown, Pennsylvania; 360,000 square feet in Elyria, Ohio; 300,000 square feet in Strongsville, Ohio; 175,000 square feet in Toronto, Ontario; 108,000 square feet in Dallas, Texas; 116,000 square feet in Whittier, California; and 83,000 square feet in Chicago, Illinois.

         Watts occupies approximately 106,000 square feet of owned and 454,000 square feet of leased space to house its customer support and fulfillment operations. The owned space is comprised of its St. John, New Brunswick and two Prince Edward Island locations. Watts leases 292,000 square feet of space in Toronto, Ontario as well as 51,000 square feet in Syndey, Australia; 40,000 square feet in Bridgewater, Nova Scotia; 30,000 square feet in Tasmania, Australia; 26,000 square feet in Delta, British Columbia and 15,000 square feet in Amherst, New York.

         BDP leases approximately 115,000 square feet of office space, consisting of 67,000 square feet in Toronto, Ontario; 27,000 square feet in Orangeville, Ontario; and 21,000 square feet in Ottawa, Ontario.

PROPERTY SERVICES DIVISION
         Within the residential property management unit, FirstService owns a 38,000 square foot office and warehouse building located in Boca Raton, Florida, most of which is occupied by Prime Management Group, Inc. and part of which is leased to a third party. The Company also owns a 22,000 square foot office and warehouse building in Hollywood, Florida, which is occupied by The Continental Group, Ltd. All other residential property management operations are housed in 55 locations totaling approximately 300,000 square feet in aggregate located in the States where services are offered.

         In integrated security services, Intercon leases approximately 70,000 square feet of office space in Toronto, Ontario, Vancouver, British Columbia and Oakbrook, Illinois. SST leases 34,000 square feet of space in five locations within Pennsylvania, New York and New Jersey.

         In consumer services, The Franchise Company, Inc. leases approximately 77,000 square feet of office and warehouse space in several locations across North America to house its franchise systems. Lawn care services occupy approximately 135,000 square feet of space in eight locations primarily in Ontario, Quebec and Alberta.

         The Company believes its existing premises, as described above, are sufficient to meet its current operating requirements. All significant leased properties are held under long-term leases.



ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, FirstService may become involved in legal proceedings with private or public parties. As at June 29, 2001, these proceedings included several general liability actions, none of which are material to the Company, and no environmental actions.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended March 31, 2001, no matters were submitted to a vote of security holders.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

         The Registrant's Subordinate Voting Shares are traded on the NASDAQ National Market ("NASDAQ") (symbol: FSRV) and the Toronto Stock Exchange ("TSE") (symbol: FSV). The Registrant's Multiple Voting Shares are not traded on any established public trading market.

         The following table sets forth the highest and lowest closing prices of the Registrant's Subordinate Voting Shares in each quarter of the two years ending March 31, 2001 and 2000:


           -----------------------------------------------------------------------------------
                                         NASDAQ          NASDAQ            TSE             TSE
                                      QUARTERLY       QUARTERLY      QUARTERLY       QUARTERLY
                                     HIGH PRICE       LOW PRICE     HIGH PRICE       LOW PRICE
           QUARTER                       ($ US)          ($ US)        ($ CDN)         ($ CDN)
           -----------------------------------------------------------------------------------

           FISCAL 2000      Q1           $17.00          $13.06         $25.85          $19.65
                            Q2            15.31           12.00          23.00           17.75
                            Q3            13.69           11.00          19.90           16.25
                            Q4            13.13           11.03          20.50           16.05
           -----------------------------------------------------------------------------------
           FISCAL 2001      Q1           $12.75          $10.50         $19.20          $15.50
                            Q2            13.00           11.00          19.50           16.00
                            Q3            15.38           12.45          23.75           18.80
                            Q4            18.00           13.63          26.77           20.75
           -----------------------------------------------------------------------------------


         As of June 15, 2001, in relation to the Subordinate Voting Shares, there were approximately 300 shareholders of record and approximately 4,000 persons who held shares in the names of nominees. One shareholder, the President and Chief Executive Officer of the Company, held all of the Multiple Voting Shares.

         No dividends were declared by the Registrant during the two fiscal years ending March 31, 2001 and 2000. The Company's lending agreement with its lenders prohibits the Company from declaring dividends without the prior approval of the lenders.


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



ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
(in thousands of U.S. Dollars, except per share amounts) - in accordance with United States generally accepted accounting principles.

--------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31                             2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------
OPERATIONS
Revenue                                     $424,174     $340,035     $263,361     $196,488     $131,084
EBITDA (1)                                   $47,855      $37,977      $28,767      $18,608      $12,117
Net earnings                                 $12,707       $9,868       $7,222       $4,435       $2,708

FINANCIAL POSITION
Total assets                                $313,660     $230,887     $184,306     $126,019      $76,624
Long-term debt (2)                          $149,374     $102,177      $84,516      $38,163      $28,737
Shareholders' equity                         $79,456      $68,338      $59,020      $44,807      $20,088
Book value per share                           $6.03        $5.26        $4.57        $3.65        $2.12

SHARE DATA
Net earnings per share
    Basic                                      $0.97        $0.76        $0.57        $0.43        $0.30
    Diluted                                    $0.92        $0.72        $0.54        $0.41        $0.30
Weighted average shares (thousands)
    Basic                                     13,074       12,948       12,564       10,370        9,070
    Diluted                                   13,841       13,708       13,475       10,936        9,167
Cash dividends per share                           -            -            -            -            -
--------------------------------------------------------------------------------------------------------

NOTES
(1)      Earnings before interest, taxes, depreciation and amortization.
(2)      Excluding current portion of long-term debt.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - YEAR ENDED MARCH 31, 2001

         Consolidated revenues for the year ended March 31, 2001 ("Fiscal 2001") were $424.2 million, a 25% increase from the $340.0 million reported for the year ended March 31, 2000 ("Fiscal 2000"). Approximately $44.0 million of the increase resulted from the acquisitions of Security Services and Technologies ("SST") and Herbert A. Watts Ltd. ("Watts"), several smaller tuck-under companies and the full-year impact of acquisitions completed in Fiscal 2000. The balance resulted from internal growth of approximately 12%.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 26%, to $47.9 million from $38.0 million in the prior year, while EBITDA margins increased 10 basis points to 11.3% of revenue. Fiscal 2001 marks the fifth consecutive year that the Company has reported improved EBITDA margins.

         Depreciation for the year ended March 31, 2001 was $7.7 million, up 19% from the previous year due largely to acquisitions. Amortization for the year was $4.2 million, up 17% over Fiscal 2000 due to the significant amount of goodwill that has resulted from the acquisitions completed during the years ended March 31, 2001 and 2000.

         Interest expense increased 24% over prior year levels to $9.8 million as a result of increased borrowings related to acquisitions completed during Fiscal 2001 and 2000 and higher interest rates. Weighted average interest rates were approximately 8.1% in Fiscal 2001 compared to 7.7% in Fiscal 2000. The change in rates is attributable to increases in floating reference rates. All acquisitions completed during the last two fiscal years have been financed through the Company's credit facilities.

         The income tax provision for the year ended March 31, 2001 was approximately 40% of earnings before taxes, similar to the prior year. The Company anticipates that its tax rate will decline to approximately 38% for Fiscal 2002 as it continues to leverage the cross-border tax structure implemented in Fiscal 2000, subject to the adoption of the new Financial Accounting Standards Board ("FASB") pronouncement, Statements on Business Combinations and Goodwill and Intangible Assets which would increase pre-tax earnings and reduce the effective tax rate.

         Minority interest expense increased to $3.0 million or 19% of earnings before minority interest from $2.2 million, or 18% in the prior year. The increase reflects a change in the mix of earnings relative to the prior year as certain operations having higher minority shareholdings contributed more to consolidated earnings. In those operations where operating management are also minority owners, the Company is party to a shareholders' agreement. These agreements allow the Company to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. While it is not management's intention to acquire outstanding minority interests, this step would materially increase earnings per share. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The purchase price may, at the option of the Company, be paid primarily in Subordinate Voting Shares of the Company.

         Net earnings were $12.7 million, a 29% increase over the prior year, while diluted earnings per share increased 28% to $0.92. Diluted earnings per share reflect a 1% increase in the weighted average number of shares outstanding as a result of shares issued upon the acquisition of a minority shareholding and as a result of the shares issued in connection with stock option exercises.

         Revenues for the Property Services Division were $341.6 million, an increase of $74.9 million or 28% over the prior year. Approximately $40.0 million of the revenue increase resulted from the acquisitions of SST and several tuck-under companies in Fiscal 2001 in addition to the full year impact of acquisitions completed during Fiscal 2000. The balance of the increase resulted from internal growth. Property Services EBITDA grew 35% to $36.6 million or 10.7% of revenue compared to an EBITDA margin of 10.2% in the prior year.

         Within Property Services, the residential property management unit generated $181.7 million of revenue for the year, up 36% over the prior year due to internal growth and several tuck-under acquisitions including Silver Plumbing, Aquashield Corporation, and Dickinson Management Inc., all completed during Fiscal 2001. Residential property management EBITDA was $18.1 million, up 58% over the prior year. The EBITDA margin was 9.9% compared to 8.5% in the prior year, up due to productivity improvements and changes in the service mix due to higher margin restoration and swimming pool management acquisitions completed during the two years.

         The integrated security services unit reported revenue of $81.0 million, representing growth of 32% over the prior year fuelled by the acquisitions of SST and Century Security. EBITDA was $6.0 million, up 20% over the prior year and EBITDA margins were 7.4% compared with 8.2%. Fiscal 2000's unusually high margin was due to several highly profitable special contracts completed during that year.

         Consumer services revenue was $78.8 million, up 11% over the prior year due to internal growth and the October 2000 acquisition of Creative Closets. EBITDA was $12.5 million, up 16% over the prior year. EBITDA margins rose from 15.1% in the prior year to 15.9% in Fiscal 2001 as a result of operating efficiency improvements and the mix change from the Creative Closets acquisition.

         Revenues for the Business Services Division were $82.3 million, an increase of 13% or $9.1 million over Fiscal 2000. Approximately $4.0 million of the revenue increase is attributable to the March 1, 2001 acquisition of Watts with the balance from internal growth of approximately 7%. Business Services EBITDA grew 8.0% to $15.9 million, while margins fell to 19.3% from 20.1%. The margin decline was primarily due to the inclusion of Watts, which carries margins of approximately 13% due to its lower-margin direct mail and customer contact operations.

         Corporate expenses increased to $4.7 million in Fiscal 2001 from $4.0 million primarily as a result of higher professional services fees relating to income taxes and to the investigation of potential acquisitions that were not completed.


RESULTS OF OPERATIONS - YEAR ENDED MARCH 31, 2000

         Consolidated revenues for the year ended March 31, 2000 were $340.0 million, a 29% increase from the $263.4 million reported for the year ended March 31, 1999 ("Fiscal 1999"). Approximately $45.0 million of the increase resulted from the acquisitions of American Pool Enterprises Inc. ("American Pool"), Southwest Distribution Services Group ("DDS SW"), several smaller tuck-under companies and the full-year impact of acquisitions completed in Fiscal 1999. The balance resulted from internal growth of approximately 13%.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 32%, to $38.0 million from $28.8 million in the prior year, while EBITDA margins increased 25 basis points to 11.2% of revenue. The increased margins reflect productivity improvements, overhead leveraging and the impact of certain acquisitions including California Closet Company, Inc., which carry higher EBITDA margins.

         Depreciation for the year ended March 31, 2000 was $6.5 million, up 20% from the previous year due largely to acquisitions. However, the increase also reflects a sharp step-up in capital investment in management information systems over the past three years. Generally, these investments are depreciated over a short time frame relative to the Company's other pool of assets. Amortization for the year was $3.6 million, up 32% over Fiscal 1999 due to the significant amount of goodwill that resulted from the acquisitions completed during the years ended March 31, 2000 and 1999.

         Interest expense increased 40% over prior year levels to $7.8 million as a result of increased borrowings related to acquisitions completed during Fiscal 2000 and 1999 and higher interest rates. All acquisitions completed during the last two Fiscal years have been financed through the Company's credit facilities.

         The income tax provision for the year ended March 31, 2000 was approximately 40% of earnings before taxes, compared with 43% for the year ended March 31, 1999. The lower tax provision reflects a more efficient cross-border tax structure resulting from amendments to the Company's credit facilities on April 1, 1999, which split the facilities into separate Canadian and US tranches.

         Minority interest expense increased to $2.2 million or 18% of earnings before minority interest from $1.4 million, or 16% in the prior year. The increase reflects a change in the mix of earnings relative to the prior year as certain operations having higher minority shareholdings contributed more to consolidated earnings.

         Net earnings were $9.9 million, a 37% increase over the prior year, while diluted earnings per share increased 33% to $0.72. Diluted earnings per share reflect a 1.7% increase in the weighted average number of shares outstanding primarily as a result of the shares issued for the acquisition of an additional 34.9% interest in Intercon Security Ltd. in December 1998.

         Revenues for the Property Services Division were $266.7 million, an increase of $61.6 million or 30% over the prior year. Approximately $35.0 million of the revenue increase resulted from the acquisitions of American Pool and several tuck-under companies in Fiscal 2000 in addition to the full year impact of acquisitions completed during Fiscal 1999. The balance of the increase resulted from internal growth. Property Services EBITDA grew 36% to $27.2 million or 10.2% of revenue compared to an EBITDA margin of 9.7% in the prior year.

         Within Property Services, the residential property management unit generated $133.8 million of revenue for the year, up 48% over the prior year due to internal growth and acquisitions including American Pool and several smaller tuck-unders. EBITDA was $11.4 million, up 37% over the prior year. EBITDA margins were 8.5% compared with 9.2% in the prior year due in part to systems conversion costs and start-up costs associated with new contract wins.

         Integrated security services reported revenue of $61.5 million, representing growth of 16% over the prior year, comprised of internal growth and a tuck-under acquisition. EBITDA was $5.0 million, a 55% increase over the prior year. The EBITDA margin was 8.2% compared to 6.1% in the prior year due to several highly profitable special contracts and a shift in service mix from security officers toward higher-margin systems integration.

         Consumer services revenue was $71.3 million, up 16% over the prior year, all from internal growth. EBITDA was $10.8 million, 29% over the prior year, and EBITDA margins were 15.1% compared with 13.7% in the prior year. This margin expansion was made possible by increased operating leverage resulting from higher revenue levels.

         Revenues for the Business Services Division were $73.2 million, an increase of 26% or $15.0 million over 1999, a consequence of strong double-digit internal growth and the impact of the acquisition of DDS SW. Strong internal growth primarily reflected increases in the scope of services provided to several clients at both BDP and DDS. Business Services EBITDA grew 23% to $14.7 million, while margins fell slightly to 20.1% from 20.5%, primarily reflecting higher expenses at DDS relating to capacity expansion.

         Corporate expenses increased to $4.0 million in Fiscal 2000 from $3.2 million as a result of higher staffing levels and increased travel and legal costs related, in part, to the investigation of prospective acquisitions that were not completed.


SEASONALITY AND QUARTERLY FLUCTUATIONS

         Certain segments of the Company's operations, which in the aggregate comprise approximately 14% of revenues, are subject to seasonal variations. Specifically, the demand for lawn care services, exterior painting services, and swimming pool maintenance in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. Residential property management, integrated security services, business services and most of the franchised consumer services generate revenues approximately evenly throughout the fiscal year.

         The seasonality of the lawn care, painting and swimming pool maintenance operations results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions that alter the consolidated service mix. The Company's non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while the Company's seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, the Company's quarterly EBITDA margin fluctuations should be reduced.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended March 31, 2001 was $22.3 million, up approximately 13% over the prior year. Working capital investment increased by $6.8 million during Fiscal 2001 compared to a $4.0 million increase during Fiscal 2000. During

Fiscal 2000, operating management successfully implemented one-time reductions in working capital investment. In Fiscal 2001, the Company's growth and the acquisitions of SST and Watts were responsible for the expansion in working capital investment.

         Bank borrowings and cash flow from operations have historically been the primary funding sources for working capital requirements, capital expenditures and acquisitions. Management believes that funds from these sources and proceeds from capital stock issues will remain available and are adequate to support ongoing operational requirements and near-term acquisition growth.

         FirstService's lending agreement provided six-year committed revolving credit facilities of $50 million Cdn. and $130 million U.S. to fund acquisitions. Outstanding indebtedness bore interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement required the Company to meet specific financial ratios and placed certain limitations on additional borrowing and the ability to pay dividends or sell assets. As of March 31, 2001, the Company had drawn $142.8 million U.S. and was in compliance with all financial covenants. Net borrowings increased by approximately $43.4 million from March 31, 2000 to March 31, 2001.

         On June 29, 2001, the Company amended its lending agreement to allow for the issuance of additional debt. The amended agreement provides $140 million of committed revolving credit facilities renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The facility allows for borrowing in U.S. and / or Canadian currency and bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. Also on June 29, 2001, the Company completed a private placement of $100 million of 8.06% Senior Secured Notes (the "Notes"). The Notes have a final maturity of ten years, with equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life. Covenants and other limitations within the amended lending agreement and the Notes are similar to those contained in the prior lending agreement.

         The Company believes these new credit arrangements will provide stability and flexibility to finance acquisitions and working capital requirements for the foreseeable future. Under the new credit arrangements, un-drawn available credit under the credit facilities would be $97.2 million on a pro forma basis as at March 31, 2001. The higher interest rates in the new credit arrangements, relative to the prior lending agreement, offset by recent declines in LIBOR, will result in a slightly higher average interest rate in Fiscal 2002.

         The Company expects to record an extraordinary loss in the first quarter of Fiscal 2002 of approximately $1.4 million ($0.8 million net of taxes) due to the write-off of financing fees related to the prior lending agreement.

         During Fiscal 2001, capital expenditures totaled $10.5 million comprising approximately $4.0 million in expenditures on production equipment, $2.5 million on vehicles, $2.5 million on computer equipment and software and $1.5 million for leasehold improvements. During the year, the Business Services division expanded, making investments in leasehold improvements and production equipment at its Orangeville, Ontario and Los Angeles (Whittier, California) locations.

         Looking forward to Fiscal 2002, capital expenditures are expected to be higher than 2001 levels, primarily as a result of the acquisition of Watts. In Business Services, the Company intends to relocate and expand its Dallas facility as well as construct a new customer contact center in Canada. In Property Services, the Company will continue to invest in productivity-enhancing computer systems, as well as expand its facilities in Miami and Phoenix.

         Acquisition expenditures during the year totaled $44.7 million. All of the acquisition consideration was in the form of cash except $0.7 million paid with Subordinate Voting Shares. In connection with certain acquisitions, the Company has agreed to pay additional consideration contingent on the future operating results of the acquired entities. The payment of any such amounts would be in cash and would result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities will become effective in the first quarter of Fiscal 2002. The adoption of this Statement will have no impact on the financial results of the Company.

         The Company expects to early-adopt the FASB pronouncement Statements on Business Combinations and Goodwill and Intangible Assets in the first quarter of Fiscal 2002. This change would have the impact of materially increasing the net earnings of the Company.


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

ITEM 7A. FINANCIAL INSTRUMENTS - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has identified two market risks that may impact its earnings and cash flows: interest rate risk and foreign currency risk. The Company uses sensitivity analysis as its primary analytical technique to evaluate the hypothetical effects of market risks on future earnings and cash flows, and sensitivity analyses are provided below.

INTEREST RATE RISK

         FirstService's exposure to market risk for changes in interest rates relates to its revolving debt facility which bears interest at floating reference rates, primarily LIBOR, plus a spread that is variable depending on certain leverage ratios. On March 31, 2001, the amount drawn on the revolving debt facility was $142.8 million, bearing interest at a rate of approximately 7.8%. The Company may from time to time use derivative instruments to manage its interest rate risk, and as at March 31, 2001, no such instruments were held.

         A 10% change in interest rates, or 80 basis points, would change interest expense by approximately $1.1 million, and net earnings by $0.6 million, over a full year. An increase in market interest rates would increase FirstService's interest expense.

FOREIGN CURRENCY RISK

         Approximately 30% of FirstService's operations are conducted in foreign currencies, principally in Canadian dollars and to a much smaller extent in Australian dollars. FirstService monitors its foreign currency exposure. The Company may from time to time use derivative instruments to manage its foreign currency risk, and as at March 31, 2001, no such instruments were held.

         FirstService has mitigated, and expects to continue to mitigate, a portion of its currency exposure through the decentralized nature of its organization, where, in each business unit, generally both revenue and the related costs are local currency based. FirstService has the ability to borrow funds under its revolving debt facility in either or both U.S. and Canadian currencies. This allows the Company to effectively match the currency of earnings with the currency of principal and interest payments, which also mitigates some foreign currency risk.

         A 3% (2 U.S. cents) change in the value of the Canadian dollar would have the impact of changing net earnings by approximately $0.2 million, over a full year. A decline in the value of the Canadian dollar relative to the U.S. dollar would have the impact of reducing the revenue and earnings of FirstService.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Set forth below is the report of PricewaterhouseCoopers LLP dated May 11, 2001, the consolidated balance sheets of FirstService Corporation as at March 31, 2001 and 2000, the consolidated statements of earnings, shareholders' equity and cash flows for the three-year period ended March 31, 2001 and the notes to the financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF FIRSTSERVICE CORPORATION:

We have audited the consolidated balance sheets of FirstService Corporation as at March 31, 2001 and 2000 and the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three-year period ended March 31, 2001. These financial statements and the financial statement schedule listed in the index appearing under Item 14 on page 53 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000 and the results of its operations and cash flows for each year in the three-year period ended March 31, 2001 in accordance with United States generally accepted accounting principles.

In addition, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Toronto, Ontario
May 11, 2001

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of U.S. Dollars, except per share amounts) - in accordance with United States generally accepted accounting principles.


For the years ended March 31                                            2001              2000            1999
--------------------------------------------------------------------------------------------------------------
Revenues                                                            $424,174          $340,035        $263,361
Cost of revenues                                                     284,474           226,154         176,089
Selling, general and administrative expenses                          91,845            75,904          58,505
Depreciation and amortization                                         11,929            10,107           8,145
Interest                                                               9,767             7,849           5,589
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority
     interest                                                         26,159            20,021          15,033
Income taxes (note 10)                                                10,464             7,989           6,402
--------------------------------------------------------------------------------------------------------------
Earnings before minority interest                                     15,695            12,032           8,631
Minority interest share of earnings                                    2,988             2,164           1,409
--------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                         $12,707           $ 9,868         $ 7,222
==============================================================================================================

Earnings per share (note 11)
NET EARNINGS:

     BASIC                                                            $ 0.97           $  0.76         $  0.57

     DILUTED                                                          $ 0.92           $  0.72         $  0.54
==============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles.


As at March 31                                                                        2001          2000
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $ 5,115       $ 3,297
     Accounts receivable, net of an allowance of $4,123  (2000 - $3,273)            79,473        53,170
     Inventories (note 4)                                                            9,627         8,929
     Prepaids and other (note 12)                                                   10,757         8,491
     Deferred income taxes (note 10)                                                 1,136         1,063
--------------------------------------------------------------------------------------------------------
                                                                                   106,108        74,950
--------------------------------------------------------------------------------------------------------

Other receivables (note 5)                                                           5,092         4,405
Fixed assets (note 6)                                                               40,741        29,693
Other assets (note 6)                                                                4,934         4,074
Deferred income taxes (note 10)                                                      1,472           270
Goodwill (note 7)                                                                  155,313       117,495
--------------------------------------------------------------------------------------------------------
                                                                                   207,552       155,937
--------------------------------------------------------------------------------------------------------
                                                                                  $313,660      $230,887
========================================================================================================

LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                             $ 22,220      $ 11,752
     Accrued liabilities (note 12)                                                  34,001        23,013
     Income taxes payable                                                            2,436         2,879
     Unearned revenue                                                                9,505        10,725
     Long-term debt - current (note 8)                                               3,050         2,733
     Deferred income taxes (note 10)                                                   558           459
--------------------------------------------------------------------------------------------------------
                                                                                    71,770        51,561
--------------------------------------------------------------------------------------------------------

Long-term debt less current portion (note 8)                                       149,374       102,177
Deferred income taxes (note 10)                                                      4,236         1,836
Minority interest                                                                    8,824         6,975
--------------------------------------------------------------------------------------------------------
                                                                                   162,434       110,988
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Capital stock (note 9)                                                         54,863        53,849
          Issued and outstanding 12,505,393 (2000 - 12,326,683)
          Subordinate Voting Shares and 662,847 (2000 - 662,847)
          convertible Multiple Voting Shares
     Receivables pursuant to share purchase plan (note 9)                           (3,196)       (3,294)
     Retained earnings                                                              27,972        15,614
     Cumulative other comprehensive (loss) earnings                                   (183)        2,169
--------------------------------------------------------------------------------------------------------
                                                                                    79,456        68,338
--------------------------------------------------------------------------------------------------------
                                                                                  $313,660      $230,887
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


                                                                  Receivables
                                                                  pursuant to                       Cumulative
                                  Issued and                            share                            other
                                 outstanding           Capital  purchase plan      Retained      comprehensive           Total
                                      shares             stock                       earnings         earnings   shareholders'
                                    (note 9)          (note 9)                      (deficit)        (deficit)          equity
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998           12,285,538           $48,496       $(2,329)          $(515)           $(845)         $44,807
------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
     Net earnings                        -                 -               -            7,222              -             7,222
     Foreign currency
        translation adjustments          -                 -               -               -             3,337           3,337
                                                                                                                    ----------
Comprehensive earnings                                                                                                  10,559
                                                                                                                    ----------
Subordinate Voting Shares:
     Issued for purchase
        of minority interest         239,437             2,823             -               -               -             2,823
     Stock options exercised         358,380             1,375             -               -               -             1,375
     Issued under share
          purchase plan               97,500             1,166        (1,166)              -               -                -
     Purchased for
          cancellation               (61,800)             (206)             -            (539)              -             (745)
Cash payments on share
      purchase plan                      -                 -              201              -               -               201
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999           12,919,055            53,654        (3,294)           6,168            2,492          59,020
------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
     Net earnings                      -                    -              -            9,868              -             9,868
     Foreign currency
        translation
        adjustments (note 12)          -                    -              -               -             (323)           (323)
                                                                                                                    ----------
Comprehensive earnings                                                                                                   9,545
                                                                                                                    ----------
Subordinate Voting Shares:
     Stock options exercised         132,475               465              -             -                -               465
     Purchased for
         cancellation               (62,000)             (270)             -            (422)              -             (692)
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000           12,989,530            53,849        (3,294)          15,614            2,169          68,338
------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
     Net earnings                    -                 -               -               12,707          -                12,707
     Foreign currency
       translation
       adjustments (note 12)         -                 -               -               -               (2,352)         (2,352)
                                                                                                                    ----------
Comprehensive earnings                                                                                                  10,355
                                                                                                                    ----------
Subordinate Voting Shares:
     Issued for purchase
         of minority interest         69,360               649         -               -               -                   649
     Stock options exercised         158,850               580         -               -               -                   580
     Purchased for
         cancellation               (49,500)             (215)         -                (349)          -                 (564)
Cash payments on share
      purchase plan                  -                 -                   98          -               -                    98
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001           13,168,240           $54,863       $(3,196)         $27,972           $(183)         $79,456
==============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles.


For the years ended March 31                                        2001          2000             1999
-------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net earnings                                                     $12,707         $9,868         $7,222
Items not affecting cash:
     Depreciation and amortization                                11,929         10,107          8,145
     Deferred income taxes                                         1,056          1,087            418
     Minority interest share of earnings                           2,988          2,164          1,409
     Other                                                           451            446            292
Changes in operating assets and liabilities:
     Accounts receivable                                         (5,235)        (2,080)        (7,015)
     Inventories                                                   (450)          (949)          2,084
     Prepaids and other                                          (1,270)        (1,360)          (681)
     Accounts payable                                              3,304        (1,395)        (4,242)
     Accrued liabilities                                         (4,103)            686          2,610
     Income taxes payable                                          2,520          1,698          (634)
     Unearned revenue                                            (1,607)          (599)        (1,500)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         22,290         19,673          8,108
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                 (40,583)       (22,069)       (38,831)
Purchases of minority shareholders' interest                     (4,070)              -        (2,956)
Purchases of fixed assets                                       (10,502)        (8,824)        (5,810)
Proceeds from sale of business and other assets                        -            105          2,648
Purchases of other assets                                           (91)        (1,038)          (569)
Increase in other receivables                                      (607)          (980)        (2,382)
------------------------------------------------------------------------------------------------------
Net cash used in investing                                      (55,853)       (32,806)       (47,900)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increases in long-term debt                                       43,374         23,056         48,079
Repayments of long-term debt                                     (7,006)       (10,706)        (6,995)
Financing fees paid                                                    -          (545)          (746)
Proceeds received on exercise of stock options and
      share purchase plan                                            580            465          1,576
Repurchases of Subordinate Voting Shares                           (564)          (692)          (745)
Dividends paid to minority shareholders of subsidiaries            (475)          (190)          (226)
------------------------------------------------------------------------------------------------------
Net cash provided by financing                                    35,909         11,388         40,943
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            (528)            415            847
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
     during the year                                               1,818        (1,330)          1,998

Cash and cash equivalents, beginning of year                       3,297          4,627          2,629
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                            $5,115        $ 3,297         $4,627
======================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except per share amounts, in accordance with United States generally accepted accounting principles)

1.       DESCRIPTION OF THE BUSINESS

         FirstService Corporation (the "Company") is a provider of property and business services to residential, corporate and public sector customers in the United States and Canada. The Company's operations are conducted through two operating divisions, Property Services and Business Services. The Property Services Division includes residential property management, integrated security services and consumer services, which represents approximately 80% of the Company's revenues for the year ended March 31, 2001. The Business Services Division provides customer support & fulfillment and business process outsourcing services to corporations and government agencies.


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

         INVENTORIES

         Inventories are carried at the lower of cost and net realizable value. Cost is determined by the weighted average or first-in, first-out methods. The weighted average and the first-in, first-out methods represent approximately 30% and 70% of total inventories, respectively. Finished goods and work-in-progress include the cost of materials, direct labor and manufacturing overhead costs.

         FIXED ASSETS

         Fixed assets are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Fixed assets are depreciated and amortized over their estimated useful lives as follows:

         Buildings                             5% declining balance and 40 years
                                               straight-line
         Vehicles                              3 to 10 years straight-line
         Furniture and equipment               20% to 30% declining balance and
                                               3 to 10 years straight-line
         Computer equipment and software       20% declining balance and 3 to
                                               5 years straight-line
         Enterprise system software            5 to 10 years straight-line
         Leasehold improvements                term of the leases to a maximum
                                               of 10 years

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

         REVENUE RECOGNITION AND UNEARNED REVENUE

(a)      Company-owned property services and business services

         Revenue from residential property management, Company-owned consumer services, and business services are recognized at the time the service is rendered or the product is shipped. Revenue from integrated security installation and residential property management painting and restoration contracts in process are recognized on the percentage of completion method, generally in the ratio of actual costs to total estimated contract costs.

         Amounts received from customers in advance of services being provided are recorded as unearned revenue when received.

(b)      Franchised consumer services

         The Company's franchised consumer services are conducted principally through subsidiaries California Closet Company, Inc. ("California Closets"), Paul W. Davis Systems, Inc. ("Paul Davis Restoration"), Certa ProPainters Ltd. in the United States and Canada (collectively - "Certa ProPainters"), and College Pro Painters U.S. Ltd. and in Canada by College Pro Painters Ltd. (collectively - "College Pro"). Initial franchise fees are recognized by California Closets, Paul Davis Restoration and Certa ProPainters when the required initial services have been substantially performed. College Pro does not charge any such fees to franchisees. Royalties are generally charged as a percentage of revenue, as defined, where reported by the franchisees except for Certa ProPainters, where the franchisees are charged a fixed monthly amount. Revenue from administrative and other support services, as applicable, is recognized as the services are provided.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred except for prepaid advertising, which is recorded as a current asset and is amortized over the period of expected sales revenue resulting from such advertising.

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

         Assets and liabilities of the Company's self-sustaining Canadian operations are translated into U.S. dollars at the exchange rates prevailing at year-end and revenue and expenses at the weighted average exchange rates for the year. All exchange gains and losses on translation are shown as a separate component of shareholders' equity.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different service lines in two countries.

         FINANCIAL INSTRUMENTS

         Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value. The fair values of accounts receivable, accounts payable, accrued liabilities, income taxes payable and unearned revenue approximate recorded amounts because of the short period to maturity of these instruments. The fair values of other receivables and long-term debt are based on rates applicable to the Company based on similar items and maturities of these instruments. Off-balance sheet derivative financial instruments may include interest rate swap contracts to hedge against interest rate exposure on a portion of the Company's long-term revolving debt facilities and are fair valued based on current termination values or quoted market prices of comparable contracts.


3.       SIGNIFICANT BUSINESS ACQUISITIONS

         2001 ACQUISITIONS:
         On July 1, 2000, the Company acquired an 80% interest in Security Services and Technologies ("SST") headquartered in Pennsylvania. SST is an integrated security services provider.

         On March 1, 2001, the Company acquired an 82.15% interest in Herbert A. Watts Limited ("Watts") headquartered in Toronto, Canada. Watts is a customer support and fulfillment company.

         2000 ACQUISITIONS:
         On June 1, 1999, the Company acquired an 80% interest in American Pool Enterprises, Inc. ("American Pool") headquartered in Maryland. American Pool provides commercial swimming pool management services.

         On July 1, 1999, an 89% owned subsidiary of the Company (DDS Distribution Services Ltd. or "DDS") acquired 100% of Southwest Distribution Services Group ("DDS SW"), a Texas-based textbook fulfillment business.

         1999 ACQUISITIONS:
         On April 1, 1998, DDS acquired 100% of the Harris Fulfillment and Harris Direct Mail divisions of Telespectrum Worldwide Inc. ("DDS Harris") headquartered in Pennsylvania.

         On October 1, 1998, an 83.3% owned subsidiary of the Company, The Franchise Company, Inc. acquired 90% of California Closets, a California-based franchiser of installed closet and home storage systems.

         Details of these acquisitions are as follows:


                                          2001                                 2000                            1999
                               ----------------------------          -------------------------     ---------------------------
                                       Watts            SST          American           DDS SW     DDS Harris       California
                                                                         Pool                                          Closets
Net assets acquired, at fair
market value:
      Tangible assets, net
          of liabilities              $  139           $ 792         $(6,444)            $ 673         $5,448           $  577
      Minority interest                 (25)           (158)                -                -              -             (57)
                               -------------     -----------    -------------      -----------     ----------     ------------
                                         114             634          (6,444)              673          5,448              520
                               -------------     -----------    -------------      -----------     ----------     ------------

Cash consideration                    10,865           7,500            4,755            8,711         23,000           12,488
                               -------------     -----------    -------------      -----------     ----------     ------------

Goodwill                             $10,751          $6,866          $11,199           $8,038        $17,552          $11,968
                               =============     ===========    =============      ===========     ==========    =============
                               $ 16,515 Cdn.
                               =============

Contingent consideration
    at date of acquisition           $10,424          $4,250           $2,800           $3,000         $4,000           $3,600
                               =============     ===========    =============      ===========     ==========    =============
                               $ 16,012 Cdn.
                               =============


         In addition to the acquisitions disclosed above, the Company made various other acquisitions and acquired certain minority interests for total consideration of $16,183 (2000 - $5,730) (1999 - $9,403)
         comprised of cash of $15,534 (2000 - $5,730) (1999 - $6,580) and capital stock of $649 (2000 - $nil) (1999 - $2,823) to acquire net tangible assets of $3,391 (2000 - $1,040) (1999 - $1,505) resulting in goodwill of $12,792 (2000 - $4,690) (1999 - $7,898).

         The Company is currently finalizing the allocation of the purchase price with respect to the Watts acquisition. Consequently, the purchase price allocation as presented in these financial statements may be retroactively adjusted to reflect the fair market value of acquired intangible assets. The completion of the purchase price allocation may also result in adjustments to goodwill, amortization and income taxes retroactively to the date of acquisition.

         In 2000 and 1999, the Company also disposed of business assets of subsidiaries with a net book value of $209 (1999 - $1,481) for net proceeds of $105 (1999 - $1,682).

         Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses exceeded certain financial thresholds during the two to four-year period following the date of acquisition. As at March 31, 2001 there was contingent consideration outstanding of up to $24,161 payable during the period extending to March 31, 2005. In addition, vendors are entitled to receive interest on the principal amount of each contingent payment, to the extent payable, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 7 to 9%. These amounts have been treated as contingent consideration and any resulting payments will be recorded as goodwill to the extent that the contingencies are determined payable. Contingent consideration paid or accrued during the year ended March 31, 2001 was $11,715 (2000 - $6,570) (1999 - $nil).

         The acquisitions referred to above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of earnings and comprehensive income do not include any revenues or expenses related to these acquisitions prior to these respective closing dates. The cash portions of the acquisitions were financed through available cash and borrowings from the Company's revolving debt facility.

         Following are the Company's unaudited pro forma results assuming the acquisitions of Watts, SST, American Pool and DDS SW occurred on April 1 on the respective year of acquisition. The year immediately prior to the year of each respective acquisition also includes the pro forma results of that respective acquisition.


                                                       2001              2000
                                                   --------          --------
        Pro forma revenue                          $470,756          $407,335
        Pro forma net earnings                     $ 14,328          $ 13,379

        Pro forma earnings per share:
             Basic                                    $1.10             $1.03
             Diluted                                  $1.04             $0.98


         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that would have actually resulted had the combinations been in effect at the beginning of each year or of future results of operations.


4.       INVENTORIES

                                                          2001             2000
                                                       -------          -------
        Supplies and other                             $ 3,422          $ 3,637
        Finished goods                                   4,574            2,969
        Work-in-progress                                 1,380            2,071
        Small equipment                                    251              252
                                                       -------          -------
        Total                                          $ 9,627          $ 8,929
                                                       =======          =======


5.       OTHER RECEIVABLES

         Other receivables are comprised of:

         (a) $1,094 (2000 - $2,137) of secured interest and non-interest bearing loans due from minority shareholders of three (2000 - four) subsidiaries;

         (b) $2,130 (2000 - $885) of long-term receivables, certain of which are interest bearing, relating to painting, restoration and integrated security installation projects conducted by the Company's Property Services Division; and

         (c) $1,868 (2000 - $1,383) of interest bearing franchise fees receivable from franchisees in the Company's consumer services unit.

6.       FIXED ASSETS AND OTHER ASSETS


                                                                            Accumulated
        2001                                                              depreciation /                 Net
                                                              Cost          amortization                2001
                                                  ----------------       ---------------      --------------

        FIXED ASSETS
        Land                                               $ 1,812              $      -             $ 1,812
        Buildings                                            5,901                   647               5,254
        Vehicles                                            13,388                 8,069               5,319
        Furniture and equipment                             29,375                14,430              14,945
        Computer equipment and software                     13,647                 7,924               5,723
        Enterprise system software                           3,921                 1,136               2,785
        Leasehold improvements                               9,451                 4,548               4,903
                                                  ----------------       ---------------      --------------

        Total                                              $77,495              $ 36,754             $40,741
                                                  ================       ===============      ==============
        OTHER ASSETS
        Funds held in trust                                $ 1,904              $      -             $ 1,904
        Investments                                            647                     -                 647
        Financing fees                                       2,897                 1,422               1,475
        Management contracts                                 1,860                 1,214                 646
        Deferred costs                                         702                   440                 262
                                                  ----------------       ---------------      --------------
        Total                                              $ 8,010              $  3,076             $ 4,934
                                                  ================       ===============      ==============


                                                                             Accumulated
        2000                                                              depreciation /                 Net
                                                               Cost         amortization                2000
                                                   ----------------       --------------      --------------
        FIXED ASSETS
        Land                                                 $  937               $    -              $  937
        Buildings                                             5,596                  858               4,738
        Vehicles                                             11,646                6,974               4,672
        Furniture and equipment                              18,823               10,880               7,943
        Computer equipment and software                      12,039                7,613               4,426
        Enterprise system software                            3,720                  740               2,980
        Leasehold improvements                                7,839                3,842               3,997
                                                   ----------------       --------------      --------------
        Total                                              $ 60,600             $ 30,907             $29,693
                                                   ================       ==============      ==============
        OTHER ASSETS
        Investments                                          $  725               $    -              $  725
        Financing fees                                        3,093                1,066               2,027
        Management contracts                                  1,696                  636               1,060
        Deferred costs                                        1,107                  845                 262
                                                   ================       ==============      ==============
        Total                                               $ 6,621              $ 2,547             $ 4,074
                                                   ================       ==============      ==============


         Included in fixed assets are vehicles under capital lease at a cost of $4,460 (2000 - $3,662) with a net book value of $2,282 (2000 - $2,103)
         and computer equipment and software under capital lease at a cost of $2,441 (2000 - $3,849) with a net book value of $1,187 (2000 - $1,714).


7.       GOODWILL

                                                                                      2001                    2000
                                                                           ---------------       -----------------

        Cost                                                                      $167,171               $ 125,750
        Less: Accumulated amortization                                              11,858                   8,255
                                                                           ---------------       -----------------
                                                                                  $155,313               $ 117,495
                                                                           ===============       =================


8.       LONG-TERM DEBT

                                                                                      2001                    2000
                                                                           ---------------       -----------------

        Revolving debt facility of $130,000 U.S. and
             $50,000 Cdn. due June 1, 2004                                        $142,812                 $99,400
        Obligations under capital leases bearing interest
             ranging primarily from 6% to 9% and maturing at
             various dates through the year 2006                                     2,409                   2,891
        Other long-term debt bearing interest primarily at 8%,
              and maturing at various dates through the year 2007                    7,203                   2,619
                                                                           ---------------       -----------------
                                                                                   152,424                 104,910
        Less: Current portion                                                        3,050                   2,733
                                                                           ===============       =================
                                                                                 $ 149,374               $ 102,177
                                                                           ===============       =================

         The revolving debt facility at March 31, 2001 is comprised of borrowings of $120,045 U.S. and $35,887 Cdn. ($22,767 U.S.) (2000 -
         $99,400 U.S.).

         Included in capital leases at March 31, 2001 and 2000 are obligations in Canadian dollars of $1,561 ($990 U.S.) and $2,486 ($1,715 U.S.), respectively.

         Included in other long term debt at March 31, 2001 and 2000 are obligations in Canadian dollars of $5,921 ($3,756 U.S.) and $364 ($251 U.S.), respectively.

         At March 31, 2001, the estimated aggregate amount of principal repayments on long-term debt required in each of the next five fiscal years and thereafter to meet the retirement provisions are as follows:

                     2002                                        $ 3,050
                     2003                                          3,751
                     2004                                            419
                     2005                                        143,749
                     2006                                            911
                     Thereafter                                      544

         On April 1, 1999 the Company amended and restated its lending agreement. The amended facility split the senior debt facility into a $50 million Cdn. ($31.7 million U.S.) and a $130 million U.S. tranche. The revolving facility provides that the Company may borrow using LIBOR or Bankers Acceptance interest rate options that vary within a range depending on certain leverage ratios. Borrowings currently bear interest at the lenders' cost of funds rate plus 1.25%.

         As security for the debt facility, the Company has granted the lenders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests. The lending agreement prohibits the Company from paying dividends and, without prior approval, from undertaking significant mergers, acquisitions and dispositions. The covenants also require the Company to maintain certain ratios, including debt to EBITDA, debt to capitalization, fixed charge coverage, working capital, business value and debt to interest coverage.


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

         The following table provides a continuity of total capital stock:

                                SUBORDINATE VOTING SHARES      MULTIPLE VOTING SHARES            Total         Total
                                     Number        Amount       Number         Amount           Number        Amount
                              -------------    ----------    ---------    -----------     ------------    ----------
Balance,  March 31, 1999         12,256,208      $ 53,281      662,847          $ 373       12,919,055      $ 53,654
Balance,  March 31, 2000         12,326,683        53,476      662,847            373       12,989,530        53,849
Balance,  March 31, 2001         12,505,393        54,490      662,847            373       13,168,240        54,863


         On May 17, 2000, the Company purchased shares of its subsidiary, The Franchise Company, Inc., from a minority shareholder. As consideration 69,360 Subordinate Voting Shares with a value of $971 Cdn. ($649 U.S.) were issued.

         The Company has $3,196 ($4,513 Cdn.) (2000 - $3,294 ($4,663 Cdn.)) of
         secured non-interest bearing loans related to the purchase of 492,500 Subordinate Voting Shares (2000 - 522,500 shares). The loans, which are secured by the shares issued, have a five-year term from the grant date; however, they are open for repayment at any time. The maturities of these loans are as follows:


                   Year ending March 31
                   2002                                     $ 1,128
                   2003                                         902
                   2004                                       1,166
                                                    ---------------
                                                            $ 3,196
                                                    ===============

         The Company has a Stock Option Plan for directors, officers and key full-time employees of the Company and its subsidiaries. At March 31, 2001 a total of 3,550,000 Subordinate Voting Shares were reserved and approved by the shareholders of the Company for issuance pursuant to stock options. Each option usually vests over a four-year term and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share. At March 31, 2001 there were 2,119,640 options outstanding to 80 employees and directors at prices ranging from $5.00 to $22.50 Cdn. per share, which expire on various dates through February 2006. There were 461,030 options available for future grants as at March 31, 2001.

         The number of Subordinate Voting Shares issuable under options and the average option prices per share in $Cdn. are as follows:


                                         SHARES ISSUABLE UNDER OPTIONS            WEIGHTED AVERAGE PRICE PER SHARE ($CDN.)
                                   ------------------------------------------     ---------------------------------------
                                         2001            2000           1999          2001           2000           1999
                                   ------------------------------------------     ---------------------------------------
      Shares issuable under
          options - Beginning
          of year                   1,879,200       1,342,675      1,558,180        $11.62         $ 8.10         $ 7.17
      Granted                         419,790         669,000        171,500         19.08          17.61          11.91
      Exercised for cash            (158,850)       (132,475)      (358,380)          5.55           5.17           5.78
      Expired or cancelled           (20,500)          -            (28,625)         15.46            -             8.67
                                   -----------     -----------    -----------     ---------     ----------    -----------

      Shares issuable under
          options - End of
          year                      2,119,640       1,879,200      1,342,675        $13.52        $ 11.62         $ 8.10
                                   ===========     ===========    ===========     =========     ==========    ===========
      Options exercisable -
          End of year               1,117,624         896,803        726,459
                                   ===========     ===========    ===========

         The weighted average fair value of options granted in 2001, 2000 and 1999 was $4.84 ($7.28 Cdn.), $4.54 ($6.68 Cdn.) and $3.91 ($5.89 Cdn.)
         per share, respectively.

         The options outstanding as at March 31, 2001 to purchase Subordinate Voting Shares are as follows:


                                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                         ---------------------------------------------    ------------------------------
                                                            Weighted-        Weighted-                         Weighted-
                                                              average          average                           average
                                                            remaining         exercise                          exercise
                                              Number      contractual            price           Number            price
Range of exercise prices ($Cdn.)         outstanding     life (years)          ($Cdn.)      exercisable          ($Cdn.)
----------------------------------      ------------    -------------    -------------    -------------    -------------

   $5.00 to $9.50                            577,850             0.92           $ 6.06          525,245           $ 5.93
   $11.00 to $16.00                          604,790             2.49            12.78          328,979            11.97
   $16.47 to $22.50                          937,000             3.69            18.59          263,400            18.45
                                         ------------    -------------    -------------    -------------    -------------
                                           2,119,640             2.58          $ 13.52        1,117,624          $ 10.66
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


                                                                      2001              2000             1999
                                                                 --------------     -------------     ------------
        Pro forma net earnings                                         $11,737            $9,164           $6,347
        Pro forma net earnings per share:
             Basic                                                     $  0.90            $ 0.71           $ 0.51
             Diluted                                                   $  0.85            $ 0.67           $ 0.47

        Assumptions:
             Risk-free interest rate                                      5.5%              5.5%             5.5%
             Expected life in years                                       4.50              4.50             4.00
             Volatility                                                  35.0%             35.0%            40.0%
             Dividend yield                                               0.0%              0.0%             0.0%


10.      INCOME TAXES

         Income taxes differ from the amounts that would be obtained by applying the statutory rate to the respective years' earnings before taxes. These differences result from the following items:

                                                                                 2001              2000             1999
                                                                         -------------    --------------    -------------

        Income tax expense using combined statutory rates of
              approximately 44% (2000 and 1999 - 45%)                        $ 11,509            $9,009           $6,764
        Non-deductible expenses:
             Amortization of goodwill                                           1,085               397              389
             Other                                                                210               185              165
        Foreign tax rate reduction                                            (2,340)           (1,602)            (916)
                                                                         -------------    --------------    -------------
        Provision for income taxes as reported                                $10,464            $7,989           $6,402
                                                                         =============    ==============    =============


         Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

                                                                                2001              2000             1999
                                                                         -------------    --------------    -------------

        Canada                                                                 $7,494           $ 9,132         $  6,284
        United States                                                          18,665            10,889            8,749
                                                                         -------------    --------------    -------------
        Total                                                                 $26,159           $20,021         $ 15,033
                                                                         =============    ==============    =============

         The provision for income taxes comprises the following:

                                                                                2001              2000             1999
                                                                         -------------    --------------    -------------
        Current
             Canada                                                          $  2,664           $ 3,414          $ 2,732
             United States                                                      6,744             3,488            3,252
                                                                         -------------    --------------    -------------
                                                                                9,408             6,902            5,984
                                                                         -------------    --------------    -------------
        Deferred
             Canada                                                               633               143              511
             United States                                                        423               944             (93)
                                                                         -------------    --------------    -------------
                                                                                1,056             1,087              418
                                                                         -------------    --------------    -------------
        Total                                                                $ 10,464           $ 7,989          $ 6,402
                                                                         =============    ==============    =============

         The significant components of deferred income taxes are as follows:

                                                                                                 2001               2000
                                                                                        --------------     --------------
        Deferred income tax assets
             Expenses not currently deductible                                                 $  790              $ 508
             Provision for doubtful accounts                                                      107                259
             Inventory and other reserves                                                          84                 80
             Loss carry-forwards                                                                1,536                216
             Capital stock underwriting expenses                                                   91                270
                                                                                        --------------     --------------

                                                                                                2,608              1,333
                                                                                        --------------     --------------

        Deferred income tax liabilities
             Depreciation and amortization                                                      3,933              1,660
             Prepaid and other expenses deducted for tax purposes                                 558                459
             Financing fees                                                                       303                176
                                                                                        --------------     --------------
                                                                                                4,794              2,295
                                                                                        --------------     --------------
        Net deferred income tax liability                                                   $ (2,186)             $(962)
                                                                                        ==============     ==============

         Cumulative undistributed earnings of U.S. subsidiaries approximated $22,305 as at March 31, 2001 (2000 - $12,840).

11.      EARNINGS PER SHARE

                                                                                2001               2000             1999
                                                                       --------------    ---------------    -------------
      Net earnings available to Subordinate and Multiple
           Voting Shares                                                    $ 12,707            $ 9,868          $ 7,222
                                                                       ==============    ===============    =============

      Shares issued and outstanding at beginning of year                  12,989,530         12,919,055       12,285,538
      Weighted average number of shares:
           Issued in the year                                                117,728             33,617          294,852
           Repurchased in the year                                          (33,396)            (4,623)         (16,107)
                                                                       --------------    ---------------    -------------

      Weighted average number of shares used in computing
           basic earnings per share                                       13,073,862         12,948,049       12,564,283
      Assumed exercise of stock options, net of shares assumed
           acquired under the Treasury Stock Method                          767,134            759,689          910,361
                                                                       --------------    ---------------    -------------
      Number of shares used in computing diluted earnings per
           share                                                          13,840,996         13,707,738       13,474,644
                                                                       ==============    ===============    =============


12.      OTHER SUPPLEMENTAL INFORMATION

                                                                                 2001              2000             1999
                                                                         -------------    --------------    -------------

        Products and services:
        Revenue
            Products                                                          $54,091           $28,670          $17,985
            Services                                                          370,083           311,365          245,376
                                                                         -------------    --------------    -------------
        Total                                                                 424,174           340,035          263,361
                                                                         -------------    --------------    -------------
        Cost of revenue
            Products                                                           36,557            22,545           13,664
            Services                                                          247,917           203,609          162,425
                                                                         -------------    --------------    -------------
        Total                                                                 284,474           226,154          176,089
                                                                         -------------    --------------    -------------
        Net                                                                 $ 139,700         $ 113,881          $87,272
                                                                         =============    ==============    =============

        Cash payments made during the year on account of:
            Income taxes                                                      $ 4,308           $ 4,571          $ 4,452
                                                                         =============    ==============    =============
            Interest                                                          $ 9,616           $ 7,992          $ 5,806
                                                                         =============    ==============    =============

        Non cash financing activity:
            Issuance of subordinate voting shares to acquire
            minority interest                                                  $  649           $   -            $ 2,823
                                                                         =============    ==============    =============
        Depreciation and amortization comprise the following:
            Fixed assets                                                      $ 7,708           $ 6,486          $ 5,395
            Goodwill                                                            3,603             2,755            2,393
            Other                                                                 618               866              357
                                                                         -------------    --------------    -------------
                                                                              $11,929           $10,107          $ 8,145
                                                                         =============    ==============    =============

        Revenue from franchised operations                                    $55,661           $51,541         $ 39,933
                                                                         =============    ==============    =============
        Operating profit from franchised operations                           $ 7,999           $ 6,861          $ 5,618
                                                                         =============    ==============    =============
        Initial franchise fee revenue                                         $ 4,157           $ 3,224          $ 1,951
                                                                         =============    ==============    =============


                                                                                 2001              2000             1999
                                                                         -------------    --------------    -------------
        Advertising expense                                                   $ 8,264           $ 7,056          $ 5,921
                                                                         =============    ==============    =============
        Rent expense                                                          $10,599           $ 9,359          $ 7,136
                                                                         =============    ==============    =============
        Components of prepaids and other:
             Marketing                                                        $ 3,222           $ 3,271
             Insurance                                                          1,240               463
             Security deposits                                                  1,120               849
             Transportation                                                       104             1,222
             Other                                                              5,071             2,686
                                                                         -------------    --------------
                                                                             $ 10,757           $ 8,491
                                                                         =============    ==============

        Components of accrued liabilities:
             Accrued payroll and benefits                                    $ 14,567           $10,223
             Customer advances                                                 13,295             5,143
             Contingent acquisition liability                                     396             3,512
             Other                                                              5,743             4,135
                                                                         -------------    --------------
                                                                              $34,001           $23,013
                                                                         =============    ==============

         The foreign currency translation adjustment for the year ended March 31, 2001 is net of current income taxes of $444 (2000 - $1,139) on realized exchange gains for income tax purposes.


13.      FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's significant financial instruments as at March 31, 2001 and 2000 are as follows:


                                                                         2001                            2000
                                                               --------------------------     ---------------------------
                                                                 Carrying          Fair         Carrying            Fair
                                                                   amount          value          amount           Value
        Cash and cash equivalents                               $   5,115       $  5,115         $ 3,297        $  3,297
        Other receivables                                           5,092          5,004           4,405           4,333
        Long-term debt including current portion                  152,424        152,424         104,910         104,910
        Interest rate swap contract receivable                          -              -               -             251


14.      COMMITMENTS AND CONTINGENCIES

         (A)      LEASE COMMITMENTS

         Minimum operating lease payments are as follows:

                      Year ending March 31
                      2002                                               $12,413
                      2003                                                10,775
                      2004                                                 8,720
                      2005                                                 7,238
                      2006                                                 4,624
                      Thereafter                                          11,509

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


15.      SEGMENTED INFORMATION

         OPERATING SEGMENTS
         Within the Property Services Division, three operating units (residential property management, integrated security services and consumer services) provide a variety of services to residential and commercial customers. The Business Services Division provides customer support and fulfillment and business process outsourcing services to corporate and institutional clients.


2001                              Property          Property
                                Services -        Services -         Property
                               residential        integrated       Services -
                                  property          security         consumer         Business
                                management          services         services         Services       Corporate      Consolidated


Revenues                       $   181,730     $      81,007         $ 78,838      $    82,346     $       253     $     424,174
                               ===========     =============    =============     ============     ===========     =============
Depreciation and
    amortization               $     4,505     $       1,371         $  2,555      $     3,397     $       101     $      11,929
                               ===========     =============    =============     ============     ===========     =============
Segment operating profit       $    13,546     $       4,654         $  9,947      $    12,491     $   (4,712)            35,926
                               ===========     =============    =============     ============     ===========
Interest expense                                                                                                         (9,767)
Income taxes                                                                                                            (10,464)
Minority interest                                                                                                        (2,988)
                                                                                                                   -------------
Net earnings                                                                                                       $      12,707
                                                                                                                   =============
Total assets                   $    84,332     $      42,033         $ 55,295      $  124,580      $     7,420     $     313,660
                               ===========     =============    =============     ============     ===========     =============
Total additions to long
    lived assets               $    15,652     $      10,194         $  8,535      $    25,796     $     -         $      60,177
                               ===========     =============    =============     ============     ===========     =============



2000                              Property          Property
                                Services -        Services -         Property
                               residential        integrated       Services -
                                  property          security         consumer         Business
                                management          services         services         Services       Corporate      Consolidated

Revenues                     $     133,782      $     61,539         $ 71,330     $     73,198     $       186     $     340,035
                             =============     =============    =============     ============     ===========     =============
Depreciation and
     amortization            $       3,511      $        887         $  2,847     $      2,801     $        61     $      10,107
                             =============     =============    =============     ============     ===========     =============

Segment operating profit     $       7,903      $      4,143         $  7,933     $     11,874     $   (3,983)            27,870
                             =============     =============    =============     ============     ===========
Interest expense                                                                                                         (7,849)
Income taxes                                                                                                             (7,989)
Minority interest                                                                                                        (2,164)
                                                                                                                   -------------

Net earnings                                                                                                       $       9,868
                                                                                                                   =============
Total assets                 $      73,518      $     25,282         $ 50,953     $     74,476     $     6,658     $     230,887
                             =============     =============    =============     ============     ===========     =============
Total additions to long
    lived assets             $      23,909      $      3,175         $  3,735     $     10,923     $        97     $      41,839
                             =============     =============    =============     ============     ===========     =============



1999                              Property          Property
                                Services -        Services -         Property
                               residential        integrated       Services -
                                  property          security         consumer         Business
                                management          services         services         Services       Corporate      Consolidated

Revenues                     $      90,649      $     52,827         $ 61,618     $     58,162     $       105     $     263,361
                             =============     =============    =============     ============     ===========     =============
Depreciation and
     amortization            $       2,639      $        797         $  2,125     $      2,503     $        81     $       8,145
                             =============     =============    =============     ============     ===========     =============
Segment operating profit     $       5,671      $      2,436         $  6,292     $      9,447     $   (3,224)     $      20,622
                             =============     =============    =============     ============     ===========
Interest expense                                                                                                         (5,589)
Income taxes                                                                                                             (6,402)
Minority interest                                                                                                        (1,409)
                                                                                                                   -------------
Net earnings                                                                                                       $       7,222
                                                                                                                   =============
Total assets                 $      62,516      $     16,633         $ 46,650     $     50,727     $     7,780     $     184,306
                             =============     =============    =============     ============     ===========     =============
Total additions to long
    lived assets             $      10,259      $      1,512         $ 14,959     $     23,397     $        47     $      50,174
                             =============     =============    =============     ============     ===========     =============



         GEOGRAPHIC SEGMENTS

         CANADA
                                              2001             2000            1999
                                      -------------    -------------   -------------
        Revenues                          $119,372         $109,410        $ 96,456
                                      =============    =============   =============
        Total long lived assets           $ 49,651         $ 31,970        $ 30,968
                                      =============    =============   =============


         UNITED STATES
                                              2001            2000             1999
                                      -------------    ------------     ------------
        Revenues                          $304,802        $230,625         $166,905
                                      =============    ============     ============
        Total long lived assets           $146,403        $115,218         $ 83,643
                                      =============    ============     ============


         CONSOLIDATED
                                              2001            2000             1999
                                      -------------    ------------     ------------
        Revenues                          $424,174        $340,035         $263,361
                                      =============    ============     ============
        Total long lived assets           $196,054        $147,188         $114,611
                                      =============    ============     ============


16.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities will become effective in the first quarter of the Company's 2002 fiscal year. The adoption of this Statement will have no impact on the financial results of the Company.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Directors of the Company stand for re-election each year. The Directors as at June 29, 2001 were as follows:


--------------------------------------------------------------------------------------------------------
   NAME                      AGE  PRESENT POSITION AND TENURE                 BUSINESS EXPERIENCE DURING
                                                                                         LAST FIVE YEARS
--------------------------------------------------------------------------------------------------------

   Michael H. Appleton      61    Director since 1994 and             Managing Partner, Fogler, Rubinoff
                                  Secretary                                           (Toronto law firm)

   C. Robert Burgess        59    Director since 1988              President, Rossmar & Graham Community
                                                                            Association Management, Inc.
                                                                           (subsidiary of FirstService);
                                                                   Former President, Burgess & Co., Inc.
                                                                          (Florida real estate sales and
                                                                             financial services company)

   Brendan Calder           55    Director since 1996               Executive Director, Rotman School of
                                                                      Management, University of Toronto;
                                                                     Former Chairman and Chief Executive
                                                                            Officer, CIBC Mortgages Inc.
                                                                               (subsidiary of a Canadian
                                                                                         chartered bank)

   Peter F. Cohen           49    Director since 1990                    President, Dawsco Capital Corp.
                                                                        (Ontario-based holding company);
                                                                     Former Chairman and Chief Executive
                                                                              Officer, Centrefund Realty
                                                                                             Corporation
                                                                   (publicly-traded Canadian real estate
                                                                                                company)

   Jay S. Hennick           44    President, Chief Executive       President and Chief Executive Officer
                                  Officer and Director

   Samuel Hennick           70    Director since 1993              Chairman and Chief Executive Officer,
                                                                                           Stargems Inc.
                                                                  (Toronto-based jewellery manufacturer)

   Steven Rogers            45    Director since 1989                      President and Chief Executive
                                                                                                Officer,
                                                                             The Franchise Company, Inc.
                                                                            (subsidiary of FirstService)

   James R. Rollwagen       49    Director since 1996                       Senior Attorney, Ecolab Inc.
                                                                   (publicly-traded diversified services
                                                                                                company)

   David R. Beatty          59    Director since May 2001             Professor of Strategic Management,
                                                                   Rotman School of Business, University
                                                                          of Toronto; corporate director
--------------------------------------------------------------------------------------------------------

         Mr. Samuel Hennick is the father of Mr. Jay S. Hennick, the President and Chief Executive Officer of the Company. Mr. Jay S. Hennick and Mr. Cohen each held directorships of Centrefund Realty Corporation until August 2000 at which time the company was sold and each of them resigned.

AUDIT COMMITTEE
         The Audit Committee is composed of three non-management members. The committee reviews the annual financial statements intended for circulation among shareholders and reports upon these to the Board. In addition, the Board may refer to the Audit Committee on other matters and questions relating to the financial position of the Company. The Audit Committee members are Messrs. Appleton, Calder and Cohen.

COMPENSATION COMMITTEE
         The Compensation Committee is composed of three non-management members and makes recommendations to the Board on, among other things, the compensation of the Chief Executive Officer including grants of options under the Company's Stock Option Plan to the Chief Executive Officer. The Compensation Committee members are Messrs. Appleton, Calder and Cohen.

DIRECTORS' COMPENSATION
         During Fiscal 2001, each Director who was not a full-time employee of the Company or any of its subsidiaries received an annual retainer of $1,660 plus a fee equal to $500 for each meeting of the Board of Directors or Committee thereof attended by such Director in person and $230 for each meeting held by telephone. During Fiscal 2001, the Company paid the Directors aggregate fees totaling $15,600. In addition, most Directors have received stock option grants under the Company's Stock Option Plan. During Fiscal 2001, Mr. Samuel Hennick was granted 10,000 options and Mr. Beatty was granted 25,000 options.


EXECUTIVE OFFICERS

         The following shows the names and ages, as of June 29, 2001, of the present executive officers of the Registrant, all positions presently held by each officer, and the year each person became an officer. The executive officers do not have a fixed term of office.

     ---------------------------------------------------------------------------------------------
                                                                                     FIRST BECAME
     NAME                    AGE   PRESENT POSITION WITH THE COMPANY                   AN OFFICER
     ---------------------------------------------------------------------------------------------

     Jay S. Hennick          44    President, Chief Executive Officer and Director           1988

     D. Scott Patterson      40    Senior Vice President and Chief Financial Officer         1995

     Timothy J. Greener      50    Senior Vice President, Integration                        1996

     John B. Friedrichsen    39    Senior Vice President, Acquisitions                       1998

     Douglas G. Cooke        41    Corporate Controller                                      1995
     ---------------------------------------------------------------------------------------------


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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer and the four next most highly compensated executive officers in respect of Fiscal 2001. Each of the listed persons was holding the office indicated on the table on March 31, 2001.

---------------------------------------------------------------------------------------------------------------------------
SUMMARY   COMPENSATION TABLE                                                   LONG TERM COMPENSATION
                                                                         -------------------------------------------
                                          ANNUAL COMPENSATION                    AWARDS             PAYOUTS
                                   ------------------------------------- ----------------------------------  ---------

                                                                   OTHER RESTRICTED   SECURITIES                     ALL
                                                                  ANNUAL      STOCK   UNDERLYING      LTIP          OTHER
NAME AND PRINCIPAL        FISCAL      SALARY         BONUS  COMPENSATION     AWARDS      OPTIONS   PAYOUTS   COMPENSATION
POSITION                    YEAR      ($ US)        ($ US)        ($ US)     ($ US)          (#)     ($ US)        ($ US)
---------------------------------------------------------------------------------------------------------------------------
Jay S. Hennick,             2001   $ 475,400     $ 660,000             -          -       62,100          -             -
President and Chief         2000     442,000       736,700             -          -      150,000          -             -
Executive Officer           1999     351,500       448,400             -          -       75,000          -             -
---------------------------------------------------------------------------------------------------------------------------
D. Scott Patterson,         2001   $ 146,300     $ 203,200             -          -       81,150          -             -
Senior Vice President       2000     136,000       226,700             -          -       75,000          -             -
and Chief Financial         1999     132,900       230,800             -          -       37,500          -             -
Officer
---------------------------------------------------------------------------------------------------------------------------
Timothy J. Greener,         2001   $ 180,000     $ 220,000             -          -       37,460          -             -
Senior Vice                 2000     175,000       145,800             -          -       25,000          -             -
President, Integration      1999     116,300       195,500             -          -       15,000          -             -
---------------------------------------------------------------------------------------------------------------------------
John B. Friedrichsen,       2001   $ 109,700      $ 91,400             -          -       60,770          -             -
Senior Vice                 2000      91,800        76,500             -          -       50,000          -             -
President,                  1999      89,700        78,200             -          -       15,000          -             -
Acquisitions
---------------------------------------------------------------------------------------------------------------------------
Douglas G. Cooke,           2001    $ 86,400      $ 30,000             -          -       18,310          -             -
Corporate Controller        2000      78,200        32,600             -          -       15,000          -             -
                            1999      66,400        28,900             -          -        5,000          -             -
---------------------------------------------------------------------------------------------------------------------------


         The following table summarizes the number and terms of the stock options granted during Fiscal 2001 to the executive officers.


-----------------------------------------------------------------------------------------------------------
OPTION GRANTS IN                                                                POTENTIAL REALIZED VALUE
FISCAL 2001                                                                    AT ASSUMED ANNUAL RATES OF
                                                                                STOCK PRICE APPRECIATION
                                          INDIVIDUAL GRANTS                          FOR OPTION TERM
                          --------------------------------------------------  -----------------------------
                            NUMBER OF   % OF TOTAL
                           SECURITIES      OPTIONS
                           UNDERLYING   GRANTED TO  EXERCISE
                              OPTIONS    EMPLOYEES       PRICE
                              GRANTED    IN FISCAL   ($ US         EXPIRATION             5%           10%
NAME                              (#)         2001  PER SHARE)           DATE         ($ US)        ($ US)
-----------------------------------------------------------------------------------------------------------
Jay S. Hennick                 62,100        14.8%     $ 10.50  Apr. 12, 2005      $ 180,000     $ 398,000
-----------------------------------------------------------------------------------------------------------
D. Scott Patterson             31,150         7.4%     $ 10.50  Apr. 12, 2005       $ 90,000     $ 200,000
                               50,000        11.9%       13.50   Jan. 7, 2006        187,000       412,000
-----------------------------------------------------------------------------------------------------------
Timothy J. Greener             12,460         3.0%     $ 10.50  Apr. 12, 2005       $ 36,000      $ 80,000
                               25,000         5.9%       13.50   Jan. 7, 2006         93,000       206,000
-----------------------------------------------------------------------------------------------------------
John B. Friedrichsen           20,770         4.9%     $ 10.50  Apr. 12, 2005       $ 60,000     $ 133,000
                               40,000         9.5%       13.50   Jan. 7, 2006        149,000       330,000
-----------------------------------------------------------------------------------------------------------
Douglas G. Cooke                8,310         2.0%     $ 10.50  Apr. 12, 2005       $ 24,000      $ 53,000
                               10,000         2.4%       13.50   Jan. 7, 2006         37,000        82,000
-----------------------------------------------------------------------------------------------------------


NOTE:
One option entitles the holder to purchase one Subordinate Voting Share. All options listed in the table above vest in the following manner: 10% on grant date, 15% on the first anniversary, 20% on second anniversary, 25% on third anniversary and 30% on the fourth anniversary of the grant date. The expiration date is the fifth anniversary of the grant date.

         The following table summarizes the exercises of stock options during Fiscal 2001 by the executive officers and the number of, and the spread on, unexercised options held by such officers on March 31, 2001.


     ----------------------------------------------------------------------------------------------------
     AGGREGATED OPTION                                   NUMBER OF SECURITIES       VALUE OF UNEXERCISED
     EXERCISES IN FISCAL                                           UNDERLYING               IN-THE-MONEY
     2001 AND YEAR-END                                    UNEXERCISED OPTIONS                 OPTIONS AT
     OPTION VALUES                                          AT MARCH 31, 2001             MARCH 31, 2001
                                                                          (#)                     ($ US)
     ------------------------                         ------------------------  -------------------------
                                   SHARES        VALUE
                              ACQUIRED ON     REALIZED          EXERCISABLE /              EXERCISABLE /
     NAME                    EXERCISE (#)       ($ US)          UNEXERCISABLE              UNEXERCISABLE
     ----------------------------------------------------------------------------------------------------
     Jay S. Hennick                     -            -      382,460 / 254,640  $ 3,763,000 / $ 1,498,000
     ----------------------------------------------------------------------------------------------------
     D. Scott Patterson            30,000    $ 317,000      196,240 / 172,410    $ 1,895,000 / $ 869,000
     ----------------------------------------------------------------------------------------------------
     Timothy J. Greener            15,000    $ 107,000        59,246 / 68,214      $ 538,000 / $ 327,000
     ----------------------------------------------------------------------------------------------------
     John B. Friedrichsen               -            -       46,327 / 109,443      $ 304,000 / $ 518,000
     ----------------------------------------------------------------------------------------------------
     Douglas G. Cooke              14,500    $ 135,000        16,831 / 51,479      $ 124,000 / $ 386,000
     ----------------------------------------------------------------------------------------------------


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Directors who served on the Compensation Committee during Fiscal 2001 were Messrs. Appleton, Calder and Cohen. None of the persons who served as members of the Compensation Committee in Fiscal 2001 was an officer or employee of the Company or any of its subsidiaries during Fiscal 2001 and none of such persons was formerly an officer of the Company or any of its subsidiaries.

         Mr. Jay S. Hennick served on the board of directors of Centrefund Realty Corporation during Fiscal 2001 until August 2000, at which time that company was sold and he resigned. Mr. Cohen, who was Centrefund Realty Corporation's Chairman and Chief Executive Officer until August 2000, served on the Compensation Committee of the Company during Fiscal 2001.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION POLICY
         When determining the compensation of executive officers, the Committee considers the objectives of: (i) retaining executives critical to the success of the Company and the enhancement of shareholder value; (ii) providing fair and competitive compensation; (iii) balancing the interests of management and shareholders of the Company; (iv) rewarding performance, both on an individual basis and with respect to the business in general; and (v) ensuring the recognition of the fact that the Company carries on business with a small number of executives relative to other public companies of similar size. In order to achieve these objectives, the compensation paid to the executive officers consists of three components:
    (a) Base salary;
    (b) Annual bonus incentive; and
    (c) Long-term incentive in the form of stock options granted in accordance with the Stock Option Plan.

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

LONG-TERM INCENTIVE
         The Company provides a long-term incentive by granting stock options to the executive officers. The options permit each executive officer to acquire Subordinate Voting Shares of the Company at an exercise price equal to the market price of such shares under option at the date the option was granted. The objective of granting options is to encourage each executive officer to acquire an increased ownership interest in the Company over a period of time, which acts as a financial incentive for each executive officer to consider the long-term interests of the Company and its shareholders.

PERFORMANCE GRAPH

         The following graph compares the five-year cumulative total return to shareholders of the Company with the five-year cumulative total return of the Russell 2000 Index and The ServiceMaster Company.



            COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN ON $100 INVESTED AMONG
        FIRSTSERVICE CORPORATION, THE RUSSELL 2000 INDEX AND THE SERVICEMASTER COMPANY

                   500.00 -------------------------------------
                   450.00 -------------------------------------
                   400.00 -------------------------------------    FirstService
                   350.00 -------------------------------------    Corporation
Cumulative return  300.00 -------------------------------------
                   250.00 -------------------------------------    Russell 2000
                   200.00 -------------------------------------    Index
                   150.00 -------------------------------------
                   100.00 -------------------------------------    Servicemaster
                    50.00 -------------------------------------    Company
                     --   -------------------------------------
                           1996  1997  1998  1999  2000  2001
                                   AS AT MARCH 31


* $100.00 invested on March 31, 1996 in stock or index, assuming reinvestment of dividends.


----------------------------------------------------------------------------------------------------
AS AT MARCH 31                           1996       1997       1998      1999       2000       2001
                                         ----       ----       ----      ----       ----       ----

FirstService Corporation             $ 100.00   $ 165.60   $ 350.40  $ 367.90   $ 310.70   $ 443.70

Russell 2000 Index                     100.00     105.10     149.30    125.00     171.60     145.30

The ServiceMaster Company              100.00     128.60     181.40    215.80     120.30     121.40
----------------------------------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial shareholders of more than 5% of any class of shares known to the Registrant as of June 15, 2001.


     -------------------------------------------------------------------------------------------------
                             NAME AND ADDRESS OF              NUMBER OF SHARES    PERCENTAGE OF CLASS
     NAME OF CLASS           BENEFICIAL OWNER               BENEFICIALLY OWNED                  OWNED
     -------------------------------------------------------------------------------------------------
     Multiple Voting Shares  Jay S. Hennick                            662,847                 100.0%
                             1140 Bay Street
                             Suite 4000
                             Toronto, Ontario
                             M5S 2B4
     -------------------------------------------------------------------------------------------------
     Subordinate Voting      Safeco Corporation                        774,100                   6.0%
     Shares                  4333 Brooklyn Ave. NE
                             Seattle, WA
                             98185
     -------------------------------------------------------------------------------------------------


         The table below sets forth, as of June 15, 2001, the beneficial ownership of the Company's shares with respect to the Company's Directors, executive officers and the Company's Directors and officers as a group.


-------------------------------------------------------------------------------------------------------------
                           NAME OF                       NUMBER OF SHARES     EXERCISABLE       PERCENTAGE OF
NAME OF CLASS              BENEFICIAL OWNER            BENEFICIALLY OWNED         OPTIONS     CLASS OWNED (1)
--------------------------------------------------------------------------------------------------------------
Multiple Voting Shares     Jay S. Hennick                         662,847               -              100.0%
--------------------------------------------------------------------------------------------------------------
Subordinate Voting Shares  Michael H. Appleton                          -           7,750                0.0%
                          ------------------------------------------------------------------------------------
                           David R. Beatty                              -           2,500                0.0%
                          ------------------------------------------------------------------------------------
                           C. Robert Burgess                       74,770           7,000                0.6%
                          ------------------------------------------------------------------------------------
                           Brendan Calder                          24,175           2,500                0.2%
                          ------------------------------------------------------------------------------------
                           Peter F. Cohen                          30,000           5,500                0.3%
                          ------------------------------------------------------------------------------------
                           Douglas G. Cooke                        16,500          16,831                0.3%
                          ------------------------------------------------------------------------------------
                           John Friedrichsen                       30,000          26,327                0.4%
                          ------------------------------------------------------------------------------------
                           Timothy J. Greener                     160,343          59,246                1.7%
                          ------------------------------------------------------------------------------------
                           Jay S. Hennick                         585,887         192,460                6.0%
                          ------------------------------------------------------------------------------------
                           Samuel Hennick                         187,790          11,500                1.6%
                          ------------------------------------------------------------------------------------
                           D. Scott Patterson                     210,700         196,240                3.1%
                          ------------------------------------------------------------------------------------
                           Steven Rogers                           98,485          17,950                0.9%
                          ------------------------------------------------------------------------------------
                           All Directors and
                           officers as a group (12              1,418,650         545,804               14.7%
                           persons)
-------------------------------------------------------------------------------------------------------------

NOTE
(1) Percentage ownership is calculated using as a denominator the total number of shares of the class outstanding plus the number of shares of the class to which the beneficial owner indicated has a right to acquire pursuant to options currently exercisable or exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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


INDEBTEDNESS OF MANAGEMENT

         Executive officers were indebted to the Company in connection with the purchase of the Company's Subordinate Voting Shares. This indebtedness is secured by the Subordinate Voting Shares acquired. The indebtedness has a five-year term from the grant date, is non-interest bearing and is open for repayment at any time. The following table lists the indebtedness of each executive officer:


     -----------------------------------------------------------------------------------------------
                                  LARGEST                                                 NUMBER OF
                                   AMOUNT        AMOUNT          FINANCIALLY     SUBORDINATE VOTING
                              OUTSTANDING   OUTSTANDING             ASSISTED   SHARES HELD IN TRUST
                                   DURING    AS AT JUNE           SECURITIES          BY COMPANY AS
                              FISCAL 2001      15, 2001     PURCHASES DURING           SECURITY FOR
     NAME                          ($ US)        ($ US)          FISCAL 2001           INDEBTEDNESS
     -----------------------------------------------------------------------------------------------

     Jay S. Hennick            $2,143,200    $2,143,200                    -                365,000
     -----------------------------------------------------------------------------------------------
     D. Scott Patterson          $615,100      $549,800                    -                 75,000
     -----------------------------------------------------------------------------------------------
     Timothy J. Greener          $127,200      $127,200                    -                 10,000
     -----------------------------------------------------------------------------------------------
     John Friedrichsen           $282,600      $282,600                    -                 30,000
     -----------------------------------------------------------------------------------------------
     Douglas G. Cooke            $126,100       $93,500                    -                 12,500
     -----------------------------------------------------------------------------------------------


         No executive officer had any other indebtedness to the Company in excess of $60,000 at any time during the year.

PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1.       Financial statements

         The documents listed below are included herein under Part II and are also contained in the FirstService Annual Report to Shareholders for 2001:

             -     Report of Independent Accountants;
             - Consolidated Statements of Earnings for the three years ended March 31, 2001, 2000 and 1999;
             -     Consolidated Balance Sheets as at March 31, 2001 and 2000;
             - Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2001, 2000 and 1999;
             - Consolidated Statements of Cash Flows for the three years ended March 31, 2001, 2000, and 1999; and
             -     Notes to the Consolidated Financial Statements.

         2.        Financial statement schedules
             - Schedule - Amounts receivable from related parties and underwriters, promoters and employees other than related parties: None.
             - Included in Part IV of this report: Schedule II - Valuation and Qualifying Accounts

         3.        Exhibits

         Included in Part IV of this report:
             -     List of Exhibits
             -     Exhibit 21 - Subsidiaries of the Registrant

(B)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 2001

         None.

FIRSTSERVICE CORPORATION


SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
(in thousands of U.S. dollars)


----------------------------------------------------------------------------------------------------------------------
                                                                                           DEDUCTIONS
                                                                           ADDITIONS           DUE TO
                                         BALANCE AT        ADDITIONS            FROM    WRITE-OFFS OF      BALANCE AT
                                       BEGINNING OF   CHARGED TO BAD    ACQUISITIONS    UNCOLLECTIBLE          END OF
DESCRIPTION                                    YEAR     DEBT EXPENSE   OF BUSINESSES         ACCOUNTS            YEAR
----------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE (CURRENT):
   Year ended March 31, 2001                 $3,273            2,303             728          (2,181)          $4,123
   Year ended March 31, 2000                 $2,620            2,406             546          (2,299)          $3,273
----------------------------------------------------------------------------------------------------------------------




SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            FIRSTSERVICE CORPORATION
                                            Registrant



                                            /S/ D. SCOTT PATTERSON
                                            ----------------------------------
Date:  June 29, 2001                        D. Scott Patterson
                                            Senior Vice President and
                                            Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.


NAME AND SIGNATURE            TITLE                                DATE


/S/ JAY S. HENNICK            President, Chief Executive          June 29, 2001
-------------------------     Officer and Director
Jay S. Hennick                (PRINCIPAL EXECUTIVE OFFICER)



/S/ D. SCOTT PATTERSON         Senior Vice President and          June 29, 2001
-------------------------      Chief Financial Officer
D. Scott Patterson             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


/S/ MICHAEL H. APPLETON             Director                      June 29, 2001
-------------------------
Michael H. Appleton


/S/ C. ROBERT BURGESS               Director                      June 29, 2001
-------------------------
C. Robert Burgess



/S/ BRENDAN CALDER                  Director                      June 29, 2001
-------------------------
Brendan Calder


/S/ SAMUEL HENNICK                  Director                      June 29, 2001
-------------------------
Samuel Hennick


/S/ STEVEN ROGERS                   Director                      June 29, 2001
-------------------------
Steven Rogers


/S/ JAMES R. ROLLWAGEN              Director                      June 29, 2001
-------------------------
James R. Rollwagen


/S/ DAVID R. BEATTY                 Director                      June 29, 2001
-------------------------
David R. Beatty


LIST OF EXHIBITS


EXHIBIT #    DESCRIPTION
---------   ------------


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

10.2 FirstService Corporation Amended Stock Option Plan #2. Incorporated by reference to Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.

10.3         FirstService Corporation Amended Share Purchase Plan #2.
             Incorporated by reference to Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.

21           Subsidiaries of FirstService Corporation. Included herein.
