Form 10-Q
period 2001-06-30
FIRSTSERVICE CORP
filed 2001-08-14
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______



                         Commission File Number 0-24762

                            FIRSTSERVICE CORPORATION
             (Exact name of Registrant as specified in its charter)




   ONTARIO, CANADA                                 NOT APPLICABLE
   (State or other                                 (I.R.S. employer
   jurisdiction of incorporation                   identification number,
   or organization)                                if applicable)


                              FIRSTSERVICE BUILDING
                           1140 BAY STREET, SUITE 4000
                            TORONTO, ONTARIO, CANADA
                                     M5S 2B4
                                 (416) 960-9500
    (Address and telephone number of Registrant's principal executive office)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:


           Subordinate Voting Shares - 12,838,393 as of July 31, 2001
              Multiple Voting Shares - 662,847 as of July 31, 2001

                            FIRSTSERVICE CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001



                                      INDEX

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Condensed Consolidated Financial Statements

         a)     Statements of Earnings
                For the three months ended June 30, 2001 and 2000            3

         b)     Balance Sheets
                As of June 30, 2001 and March 31, 2001                       4

         c)     Statements of Cash Flows
                For the three months ended June 30, 2001 and 2000            5

         d)     Notes to the financial statements                            6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9


PART II

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURE                                                                   14

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands of U.S. dollars, except per share amounts) - in accordance with U.S. generally accepted accounting principles.

                                                                               Three month periods
                                                                                  ended June 30
                                                                               2001               2000
-------------------------------------------------------------------------------------------------------
                                                                           (NOTE 3)
Revenues                                                                   $136,575           $105,391

Cost of revenues                                                             89,358             69,380
Selling, general and administrative expenses                                 28,457             21,554
Depreciation                                                                  2,752              1,741
Amortization                                                                    204                977
Interest                                                                      2,668              2,234
-------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                           13,136              9,505

Income taxes                                                                  4,595              3,800
-------------------------------------------------------------------------------------------------------
Earnings before minority interest                                             8,541              5,705

Minority interest share of earnings                                           1,451              1,026
-------------------------------------------------------------------------------------------------------
Net earnings before extraordinary item                                       $7,090             $4,679
-------------------------------------------------------------------------------------------------------
Extraordinary loss on early retirement of debt, net of
     income tax benefit of $578                                                 797                  -
-------------------------------------------------------------------------------------------------------

Net earnings                                                                 $6,293             $4,679
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE

Net earnings before extraordinary item:                 Basic                 $0.53              $0.36
                                                        Diluted               $0.49              $0.34

Net earnings:                                           Basic                 $0.47              $0.36
                                                        Diluted               $0.44              $0.34

Weighted average shares outstanding:                    Basic                13,395             13,042
     (in thousands)                                     Diluted              14,400             13,648

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars) - in accordance with U.S. generally accepted accounting principles.

                                                                              June 30           March 31
                                                                                 2001               2001
-------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)           (Audited)
                                                                             (NOTE 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $9,254              $5,115
Accounts receivable, net                                                       92,230              79,473
Inventories                                                                     9,656               9,627
Prepaids and other assets                                                      11,403              10,757
Deferred income taxes                                                           1,178               1,136
-------------------------------------------------------------------------------------------------------------
                                                                              123,721             106,108
-------------------------------------------------------------------------------------------------------------
Other receivables                                                               5,707               5,092
Fixed assets                                                                   43,593              40,741
Other assets                                                                    2,472               2,550
Deferred income taxes                                                           1,349               1,472
Intangible assets                                                               3,355               2,384
Goodwill                                                                      157,770             155,313
-------------------------------------------------------------------------------------------------------------
                                                                              214,246             207,552
-------------------------------------------------------------------------------------------------------------
                                                                             $337,967            $313,660
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                              $23,565             $22,220
Accrued liabilities                                                            32,270              34,001
Income taxes payable                                                            5,214               2,436
Unearned revenue                                                               14,536               9,505
Long-term debt - current (note 4)                                               3,042               3,050
Deferred income taxes                                                             278                 558
-------------------------------------------------------------------------------------------------------------
                                                                               78,905              71,770
-------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion (note 4)                                  157,676             149,374
Deferred income taxes                                                           4,276               4,236
-------------------------------------------------------------------------------------------------------------
                                                                              161,952             153,610
-------------------------------------------------------------------------------------------------------------
Minority interest                                                              10,154               8,824
-------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                                                  56,197              54,863
Receivables pursuant to share purchase plan                                    (3,196)             (3,196)
Retained earnings                                                              34,265              27,972
Cumulative other comprehensive loss                                              (310)               (183)
-------------------------------------------------------------------------------------------------------------
                                                                               86,956              79,456
-------------------------------------------------------------------------------------------------------------
                                                                             $337,967            $313,660
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of U.S. dollars) - in accordance with U.S. generally accepted accounting principles.

                                                                                    Three month periods
                                                                                      ended June 30
                                                                                  2001              2000
---------------------------------------------------------------------------------------------------------
                                                                              (NOTE 3)
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings                                                                    $6,293            $4,679

Items not affecting cash:
    Depreciation and amortization                                                2,956             2,718
    Deferred income taxes                                                         (159)             (368)
    Minority interest share of earnings                                          1,451             1,026
    Extraordinary loss on early retirement of debt                               1,375                 -
    Other                                                                          110               113
---------------------------------------------------------------------------------------------------------
                                                                                12,026             8,168
Changes in operating assets and liabilities:
    Accounts receivable                                                         (9,449)           (6,761)
    Inventories                                                                     87            (1,136)
    Prepaids and other assets                                                     (458)              893
    Accounts payable and other current liabilities                              (1,083)              129
    Unearned revenue                                                             4,731             3,736
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        5,854             5,029
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                                 (1,190)           (6,936)
Purchase of minority shareholders' interest                                          -              (648)
Purchases of fixed assets, net                                                  (4,993)           (2,679)
Decrease in intangibles and other assets                                            53                54
Increase in other receivables                                                     (470)           (1,168)
---------------------------------------------------------------------------------------------------------
Net cash used for investing                                                     (6,600)          (11,377)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt, net                                                  6,439             6,538
Financing fees paid                                                             (2,561)                -
Issuance of Subordinate Voting Shares, net of repurchases                        1,334               684
Dividends paid to minority shareholders of subsidiaries                            (70)              (95)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing                                                   5,142             7,127
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           (257)             (587)
---------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents during the period                          4,139               192
Cash and cash equivalents, beginning of period                                   5,115             3,297
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $9,254            $3,489
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)
(in thousands of U.S. dollars, except per share amounts)


1. DESCRIPTION OF THE BUSINESS - FirstService Corporation (the "Company") is a provider of property and business services to residential, corporate and public sector customers in the United States and Canada. The Company's operations are conducted through two operating divisions, Property Services and Business Services. The Property Services division includes Residential Property Management, Integrated Security Services and Consumer Services and represented approximately 80% of the Company's revenues for the year ended March 31, 2001. The Business Services division provides customer support & fulfillment and business process outsourcing services to corporations and government agencies.


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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three months ended June 30, 2001 and 2000 and its cash flows for the three months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2001 contained in the Company's Form 10-K filed on June 29, 2001.


3. ADOPTION OF NEW ACCOUNTING STANDARDS - Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 - Goodwill and Other Intangible Assets. These standards require the Company to no longer amortize goodwill. This results in a material increase in net earnings and earnings per share.

         The prior period figures have not been restated for the impact of SFAS No. 142. The tables below provide a reconciliation of previously reported earnings to the earnings adjusted for SFAS No. 142.

                                                                                Three months ended June 30
                                                                                   2001                 2000
                                                                         ------------------------------------
         Reported net earnings before extraordinary item                         $7,090               $4,679
         Goodwill amortization                                                                           812
         Minority interest                                                                               (74)
                                                                         ---------------      ---------------
         Adjusted net earnings before extraordinary item                         $7,090               $5,417
                                                                         ---------------      ---------------

         Reported net earnings                                                   $6,293               $4,679
         Goodwill amortization                                                                           812
         Minority interest                                                                               (74)
                                                                         ---------------      ---------------
         Adjusted net earnings                                                   $6,293               $5,417
                                                                         ---------------      ---------------
         NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
            BASIC
         Reported                                                                 $0.53                $0.36
         Goodwill amortization                                                                          0.06
         Minority interest                                                                                 -
                                                                         ---------------      ---------------
         Adjusted                                                                 $0.53                $0.42
                                                                         ---------------      ---------------
            DILUTED
         Reported                                                                 $0.49                $0.34
         Goodwill amortization                                                                          0.06
         Minority interest                                                                                 -
                                                                         ---------------      ---------------
         Adjusted                                                                 $0.49                $0.40
                                                                         ---------------      ---------------
         NET EARNINGS PER SHARE:
            BASIC
         Reported                                                                 $0.47                $0.36
         Goodwill amortization                                                                          0.06
         Minority interest                                                                                 -
                                                                         ---------------      ---------------
         Adjusted                                                                 $0.47                $0.42
                                                                         ---------------      ---------------
            DILUTED
         Reported                                                                 $0.44                $0.34
         Goodwill amortization                                                                          0.06
         Minority interest                                                                                 -
                                                                         ---------------      ---------------
         Adjusted                                                                 $0.44                $0.40
                                                                         ---------------      ---------------



4. LONG-TERM DEBT - On June 29, 2001, the Company amended and restated its lending agreement to allow for the issuance of additional debt. The amended and restated agreement provides a $140 million committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility allows for borrowing in either U.S. or Canadian currency and bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. At June 30, 2001, the Company had drawn $50.9 million on the Credit Facility, and had $89.1 million of available un-drawn credit.

         Also on June 29, 2001, the Company completed a private placement of $100 million of 8.06% fixed-rate Senior Secured Notes (the "Notes"). The Notes have a final maturity of ten years, with equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life.

         The Credit Facility and the Notes are pari-passu in terms of security. The Company has granted the lenders and Note-holders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests.

         The covenants and other limitations within the amended lending agreement and the Note agreement are substantially the same. The covenants require the Company to maintain certain ratios including leverage, fixed charge coverage, interest coverage and net worth. Other limitations include prohibition from paying dividends, and without prior approval, from undertaking certain mergers, acquisitions and dispositions.


5. COMPREHENSIVE INCOME - Total comprehensive income was $6,166 and $4,231 for the three months ended June 30, 2001 and 2000, respectively. Total comprehensive income includes net earnings, foreign currency exchange adjustments and current income taxes on realized foreign exchange gains for income tax purposes.


6. SEGMENTED INFORMATION - Within the Property Services division, three operating units (Residential Property Management, Integrated Security Services and Consumer Services) provide a variety of services to residential and commercial customers. The Business Services division provides customer support & fulfillment and business process outsourcing services to corporate and institutional clients.


OPERATING SEGMENTS

                                  Property         Property
                                Services -       Services -       Property
                               residential       integrated     Services -
                                  property         security       consumer       Business
                                management         services       services       Services       Corporate     Consolidated
                              -------------    -------------    -----------    -----------     -----------    -------------
THREE MONTH PERIOD ENDED
JUNE 30, 2001
Revenues                           $56,995          $22,874        $25,613        $31,031             $62         $136,575
                              -------------    -------------    -----------    -----------     -----------    -------------
Operating profit                     5,961            1,595          5,132          4,297          (1,181)          15,804
                              -------------    -------------    -----------    -----------     -----------    -------------
Total assets                        95,311           45,743         61,297        126,303           9,313          337,967
                              -------------    -------------    -----------    -----------     -----------    -------------

THREE MONTH PERIOD ENDED
JUNE 30, 2000
Revenues                           $46,611          $15,231        $24,527        $18,977             $45         $105,391
                              -------------    -------------    -----------    -----------     -----------    -------------
Operating profit                     4,638              609          4,430          3,282         (1,220)           11,739
                              -------------    -------------    -----------    -----------     -----------    -------------
Total assets                        82,472           32,834         53,987         75,085           3,907          248,285
                              -------------    -------------    -----------    -----------     -----------    -------------



GEOGRAPHIC SEGMENTS

                                       Canada         United States     Consolidated
                                    -------------    ---------------    -------------
THREE MONTH PERIOD ENDED
JUNE 30, 2001
Revenues                                 $47,874            $88,701         $136,575
                                    -------------    ---------------    -------------
Total assets                             112,632            225,335          337,967
                                    -------------    ---------------    -------------

THREE MONTH PERIOD ENDED
JUNE 30, 2000
Revenues                                 $32,194            $73,197         $105,391
                                    -------------    ---------------    -------------
Total assets                              67,710            180,575          248,285
                                    -------------    ---------------    -------------

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues increased $31.2 million, or 30%, to $136.6 million in the first quarter of fiscal 2002 from $105.4 million in the first quarter of fiscal 2001. Approximately $22.0 million of the increase is attributable to acquired companies owned less than one year including Herbert A. Watts Ltd. ("Watts"), Security Services and Technologies ("SST") and several smaller tuck-under acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 30% to $18.8 million from $14.5 million in the prior year period. The EBITDA margin for the three months ended June 30, 2001 was 13.7%, unchanged versus the prior year.

Depreciation for the quarter ended June 30, 2001 was $2.8 million, up 58% from the prior year quarter due largely to acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 - Goodwill and Other Intangible Assets, effective April 1, 2001, goodwill is no longer being amortized in the Statement of Earnings.

Interest expense for the quarter increased 19% over prior year levels to $2.7 million as a result of increased borrowings related to acquisitions offset by lower interest rates. All acquisitions completed during the past year have been financed through the Company's credit facilities.

The income tax provision for the second quarter was approximately 35% of earnings before taxes, lower than the 40% recorded in the prior year. Before the adoption of SFAS No. 142, the fiscal 2002 tax rate was 38%.

Minority interest increased to $1.5 million or 17.0% of earnings before minority interest from $1.1 million or 16.9% in the prior year quarter (adjusted for SFAS No. 142). The 32% increase in minority interest reflects the 31% increase in earnings before minority interest.

Net earnings before the extraordinary item were $7.1 million, up 31% over the prior year period (adjusted for SFAS No. 142), while diluted earnings per share increased 23% to $0.49 from $0.40. The increase in diluted earnings per share reflects a 6% increase in the weighted average share count as a result of shares issued upon the exercise of options and an increase in dilution caused by the 80% increase in the average market price of the Company's shares relative to the prior year.

On June 29, 2001, the Company recorded an extraordinary loss of $797,000 (after taxes) on the early retirement of debt. The loss represented the unamortized portion of financing fees related to the prior credit facility. The prior credit facility was terminated to allow for the issuance of additional senior debt.

Revenues for the Property Services division were $105.5 million, an increase of $19.1 million or 22% over the prior year due to internal growth of approximately 8% as well as several acquisitions. Property Services EBITDA grew 24% to $14.5 million or 13.7% of revenue compared to $11.6 million or 13.5% of revenue in the prior year. The Property Services division is comprised of three service lines - Residential Property Management, Integrated Security Services and Consumer Services.

Residential Property Management revenue was $57.0 million for the quarter, up 22% over the prior year. EBITDA grew 26% to $7.1 million, while EBITDA margins increased to 12.4% from 12.0% last year. Organic revenue growth was 10%, with the balance coming from acquisitions completed in the past 12 months, most notably Aquashield Corporation, a building restoration contractor in South Florida, Arco Management, a residential property manager in New York City, and Dickinson Management, a full-service residential property manager operating in Jupiter and Palm Beach County in Florida.

Integrated Security Services posted revenue of $22.9 million, up 50% over the prior year reflecting the impact of the acquisition of SST, which was acquired in July 2000, together with strong internal growth. EBITDA was $1.9 million, double the prior year's figure, while EBITDA margins improved from 6.2% last year to 8.3% in the current quarter. Margin improvement resulted from a shift in service mix toward higher-margin systems integration, with reduced emphasis on security officer services.

In Consumer Services, revenue advanced to $25.6 million, an increase of 4% over last year, while EBITDA increased to $5.5 million, up 8%. The margin was 21.4% compared to 20.7% in the prior year period. Revenue growth was attributable to the Creative Closets Boston acquisition completed in October 2000. Internal revenue growth was flat for two reasons: a planned decline in product sales at California Closets and production timing at the lawn care operations. California Closets has historically provided laminated board and other supplies to franchisees, but has decided to transition away from this practice and instead facilitate direct relationships between franchisees and product suppliers. This has the impact of lowering California Closets revenue and inventory but increasing margins. California Closets system-wide sales were up over the prior year period. Lawn care operations, located in Canada, experienced a slow start to the season due to residual snow cover that lasted into mid-April. As a result, at quarter-end, revenue from lawn care services was two to three weeks behind where it was last year despite gains in customer count. Lawn care operations are expected to get back on schedule in the second and third quarters.

Revenues for the Business Services division rose to $31.0 million for the third quarter, a 64% increase over the prior year primarily from the impact of the acquisition of Watts. Business Services EBITDA increased to $5.5 million or 17.6% of revenue, compared to $4.0 million and 21.2% of revenue in the prior year. The margin decline is attributable to the change in service mix resulting from the Watts acquisition.

Corporate expenses remained flat at $1.2 million versus the prior year period in the first quarter.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care, exterior painting, and commercial swimming pool services in the northern United States and in Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. Residential Property Management (with the exception of swimming pool services), Integrated Security Services, and Business Services generate revenues evenly throughout the fiscal year.

The seasonality of swimming pool services and certain Consumer Services operations (exterior painting and lawn care) results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions which alter the consolidated service mix. The Company's non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while the Company's seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, the Company's quarterly EBITDA margin fluctuations should be reduced.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 2001, the Company amended and restated its lending agreement to allow for the issuance of additional debt. The amended and restated agreement provides a $140 million committed revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility allows for borrowing in U.S. and / or Canadian currency and bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. Also on June 29, 2001, the Company completed a private placement of $100 million of 8.06% Senior Secured Notes (the "Notes"). The Notes have a final maturity of ten years, with equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life. Covenants and other limitations within the amended lending agreement and the Notes are similar to those contained in the prior lending agreement.

In connection with the Credit Facility and the Notes, the Company incurred legal, agency and placement fees totaling $2.6 million, which will be amortized over the life of the associated debt.

The Company believes these new credit arrangements will provide stability and flexibility to finance acquisitions and working capital requirements for the foreseeable future. Under the new credit arrangements, un-drawn available credit under the Credit Facility was $89.1 million at June 30, 2001. The higher interest rates with the new credit arrangements, relative to the prior lending agreement, offset by recent declines in LIBOR, will result in a slightly higher average interest rate in fiscal 2002.

During the quarter ended June 30, 2001, capital expenditures were $5.0 million. Significant items included $1.6 million for service vehicles, $1.2 million for a building in South Florida for the expansion of Residential Property Management operations, and $1.0 million in computer equipment and software purchases, primarily in Business Services.

Business acquisitions for the quarter totaled $1.2 million, comprised of two Residential Property Management tuck-under acquisitions completed during the quarter. In connection with certain acquisitions, the Company has agreed to pay additional consideration based on operating results of the acquired entities. The payment of any such amounts would be in cash and would result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



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

                  3.2*              By-Laws and Amendments

                  10.1*             Credit Facility dated April 1, 1999 among the Company and
                                    syndicate of bank lenders

                  10.2**            FirstService Corporation Amended Stock Option Plan # 2

                  10.3**            FirstService Corporation Amended Share Purchase Plan # 2

                  10.4***           Amended and Restated Credit Agreement Dated
                                    June 21, 2001 among the Company and
                                    syndicate of bank lenders

                  10.5***           Note and Guarantee Agreement - $US100 million 8.06%
                                    Guaranteed Senior Secured Notes due 2011


         b)       Reports on Form 8-K

                  None.

-------------------

* Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 1999.

** Incorporated by reference to the Company's report on Form 10-K for the year ended March 31, 2000.

***  Included herein.

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 14, 2001

                            FIRSTSERVICE CORPORATION



                            /s/ D. Scott Patterson
                            -------------------------------------------------
                            D. Scott Patterson
                            Senior Vice President and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER & AUTHORIZED SIGNATORY)