Form 10-Q
period 2001-09-30
FIRSTSERVICE CORP
filed 2001-11-14
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

          Subordinate Voting Shares - 12,928,643 as of October 31, 2001
            Multiple Voting Shares - 662,847 as of October 31, 2001

                            FIRSTSERVICE CORPORATION


                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                          PAGE

PART I     FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           A)  STATEMENTS OF EARNINGS FOR THE THREE MONTHS
               AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000             3

           B)  BALANCE SHEETS
               AS OF SEPTEMBER 30, 2001 AND MARCH 31, 2001                  4

           C)  STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000         5

           D)  NOTES TO THE FINANCIAL STATEMENTS                            6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             10


PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                17


SIGNATURE                                                                  18

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands of U.S. dollars, except per share amounts) - in accordance with U.S. generally accepted accounting principles.

                                                                Three month periods                 Six month periods
                                                                ended September 30                  ended September 30
                                                                2001               2000            2001              2000
-------------------------------------------------------------------------------------------------------------------------
                                                            (NOTE 3)                           (NOTE 3)

Revenues                                                    $140,468           $118,166        $277,043          $223,557

Cost of revenues                                              90,347             75,286         179,705           144,666
Selling, general and administrative expenses                  28,109             23,430          56,566            44,984
Depreciation                                                   2,777              1,825           5,529             3,566
Amortization                                                     123              1,096             327             2,073
Interest                                                       3,283              2,477           5,951             4,711
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest            15,829             14,052          28,965            23,557

Income taxes                                                   5,303              5,616           9,898             9,416
-------------------------------------------------------------------------------------------------------------------------
Earnings before minority interest                             10,526              8,436          19,067            14,141

Minority interest share of earnings                            1,688              1,507           3,139             2,533
-------------------------------------------------------------------------------------------------------------------------

Net earnings before extraordinary item                         8,838              6,929          15,928            11,608
-------------------------------------------------------------------------------------------------------------------------

Extraordinary loss on early retirement of debt, net of
     income tax benefit of $578                                    -                  -             797                 -
-------------------------------------------------------------------------------------------------------------------------

Net earnings                                                $  8,838           $  6,929        $ 15,131          $ 11,608
=========================================================================================================================

EARNINGS PER SHARE

Net earnings before extraordinary item:        Basic        $   0.65           $   0.53        $   1.18          $   0.89
                                             Diluted        $   0.61           $   0.50        $   1.10          $   0.85

Net earnings:                                  Basic        $   0.65           $   0.53        $   1.12          $   0.89
                                             Diluted        $   0.61           $   0.50        $   1.04          $   0.85

Weighted average shares outstanding:           Basic          13,515             13,061          13,456            13,052
(in thousands)                               Diluted          14,571             13,728          14,488            13,684


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars) - in accordance with U.S. generally accepted accounting principles.

                                                                   SEPTEMBER 30, 2001         March 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
                                                                             (NOTE 3)              (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $  3,982               $  5,115
Accounts receivable, net                                                       88,089                 79,473
Inventories                                                                     9,505                  9,627
Prepaids and other assets                                                      10,672                 10,757
Deferred income taxes                                                           1,070                  1,136
-------------------------------------------------------------------------------------------------------------
                                                                              113,318                106,108
-------------------------------------------------------------------------------------------------------------

Other receivables                                                               5,946                  5,092
Fixed assets                                                                   43,624                 40,741
Other assets                                                                    5,470                  4,025
Deferred income taxes                                                           1,488                  1,472
Intangible assets                                                              29,506                 29,547
Goodwill                                                                      140,929                126,675
-------------------------------------------------------------------------------------------------------------
                                                                              226,963                207,552
-------------------------------------------------------------------------------------------------------------
                                                                             $340,281               $313,660
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $ 26,120               $ 22,220
Accrued liabilities                                                            28,042                 34,001
Income taxes payable                                                            8,036                  2,436
Unearned revenue                                                                3,733                  9,505
Long-term debt - current (note 4)                                               5,103                  3,050
Deferred income taxes                                                              43                    558
-------------------------------------------------------------------------------------------------------------
                                                                               71,077                 71,770
-------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt less current portion (note 4)                                  156,369                149,374
Deferred income taxes                                                           4,370                  4,236
-------------------------------------------------------------------------------------------------------------
                                                                              160,739                153,610
-------------------------------------------------------------------------------------------------------------

Minority interest                                                              12,391                  8,824
-------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                                                  56,582                 54,863
Receivables pursuant to share purchase plan                                    (3,055)                (3,196)
Retained earnings                                                              43,103                 27,972
Cumulative other comprehensive loss                                              (556)                  (183)
-------------------------------------------------------------------------------------------------------------
                                                                               96,074                 79,456
-------------------------------------------------------------------------------------------------------------
                                                                             $340,281               $313,660
=============================================================================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of U.S. dollars) - in accordance with U.S. generally accepted accounting principles.

                                                                                   Six month periods
                                                                                   ended September 30
                                                                                  2001              2000
---------------------------------------------------------------------------------------------------------
                                                                              (NOTE 3)

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings                                                                  $ 15,131          $ 11,608

Items not affecting cash:
    Depreciation and amortization                                                5,856             5,639
    Deferred income taxes                                                         (330)             (282)
    Minority interest share of earnings                                          3,139             2,533
    Extraordinary loss on early retirement of debt                               1,375                 -
    Other                                                                          220               226
---------------------------------------------------------------------------------------------------------
                                                                                25,391            19,724
Changes in operating assets and liabilities:
    Accounts receivable                                                         (5,644)           (7,194)
    Inventories                                                                    366            (2,379)
    Prepaids and other assets                                                      179             2,784
    Accounts payable and other current liabilities                                 432               539
    Unearned revenue                                                            (6,109)           (7,323)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       14,615             6,151
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                                (10,292)          (17,908)
Purchase of minority shareholders' interest                                     (3,322)             (649)
Purchases of fixed assets, net                                                  (7,999)           (4,954)
Increase (decrease) in intangibles and other assets                               (257)              126
Increase in other receivables                                                     (718)           (1,484)
---------------------------------------------------------------------------------------------------------
Net cash used for investing                                                    (22,588)          (24,869)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in long-term debt, net                                                  8,791            17,665
Financing fees paid                                                             (2,994)                -
Issuance of Subordinate Voting Shares, net of repurchases                        1,719               253
Dividends paid to minority shareholders of subsidiaries                            (96)             (145)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing                                                   7,420            17,773
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           (580)             (892)
---------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents during the period                         (1,133)           (1,837)

Cash and cash equivalents, beginning of period                                   5,115             3,297
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                      $  3,982          $  1,460
=========================================================================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
(in thousands of U.S. dollars, except per share amounts)


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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and six month periods ended September 30, 2001 and 2000 and its cash flows for the six months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2001 contained in the Company's Form 10-K filed on June 29, 2001.

3. ADOPTION OF NEW ACCOUNTING STANDARDS - Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS. These standards require the Company to no longer amortize goodwill. This results in a material increase in net earnings and earnings per share. The comparative Condensed Consolidated Balance Sheet has been restated to reclassify intangibles from goodwill.

         The prior period Condensed Consolidated Statements of Earnings have not been restated for the impact of SFAS No. 142. The tables below provide a reconciliation of previously reported earnings to the earnings adjusted for SFAS No. 142.

                                                             Three months ended                Six months ended
                                                                September 30                     September 30
                                                                2001            2000            2001            2000
                                                       --------------    ------------    ------------    ------------

Reported net earnings before extraordinary item               $8,838          $6,929         $15,928         $11,608
Goodwill amortization                                              -             870               -           1,682
Minority interest                                                  -             (78)              -            (152)
                                                       --------------    ------------    ------------    ------------
Adjusted net earnings before extraordinary item               $8,838          $7,721         $15,928         $13,138
                                                       --------------    ------------    ------------    ------------

Reported net earnings                                         $8,838          $6,929         $15,131         $11,608
Goodwill amortization                                              -             870               -           1,682
Minority interest                                                  -             (78)              -            (152)
                                                       --------------    ------------    ------------    ------------
Adjusted net earnings                                         $8,838          $7,721         $15,131         $13,138
                                                       --------------    ------------    ------------    ------------

NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
   BASIC
Reported                                                      $ 0.65          $ 0.53         $  1.18         $  0.89
Goodwill amortization                                              -            0.06               -            0.13
Minority interest                                                  -               -               -           (0.01)
                                                       --------------    ------------    ------------    ------------
Adjusted                                                      $ 0.65          $ 0.59         $  1.18         $  1.01
                                                       --------------    ------------    ------------    ------------

   DILUTED
Reported                                                      $ 0.61          $ 0.50         $  1.10         $  0.85
Goodwill amortization                                              -            0.06               -            0.12
Minority interest                                                  -               -               -           (0.01)
                                                       --------------    ------------    ------------    ------------
Adjusted                                                      $ 0.61          $ 0.56         $  1.10         $  0.96
                                                       --------------    ------------    ------------    ------------

NET EARNINGS PER SHARE:
   BASIC
Reported                                                      $ 0.65          $ 0.53         $  1.12         $  0.89
Goodwill amortization                                              -            0.06               -            0.13
Minority interest                                                  -               -               -           (0.01)
                                                       --------------    ------------    ------------    ------------
Adjusted                                                      $ 0.65          $ 0.59         $  1.12         $  1.01
                                                       --------------    ------------    ------------    ------------

   DILUTED
Reported                                                      $ 0.61          $ 0.50         $  1.04         $  0.85
Goodwill amortization                                              -            0.06               -            0.12
Minority interest                                                  -               -               -           (0.01)
                                                       --------------    ------------    ------------    ------------
Adjusted                                                      $ 0.61          $ 0.56         $  1.04         $  0.96
                                                       --------------    ------------    ------------    ------------


4. LONG-TERM DEBT - On June 29, 2001, the Company amended and restated its lending agreement to allow for the issuance of additional debt. The amended and restated agreement provides a $140 million committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility allows for borrowing in either U.S. or Canadian currency and bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. At September 30, 2001, the Company had drawn $50.2 million on the Credit Facility, and had $89.8 million of available un-drawn credit.

         Also on June 29, 2001, the Company completed a private placement of $100 million of 8.06% fixed-rate Senior Secured Notes (the "Notes"). The Notes have a final maturity of ten years, with equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life.

         The Credit Facility and the Notes rank equally in terms of security. The Company has granted the lenders and Note-holders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests.

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

5. COMPREHENSIVE INCOME - Total comprehensive income was $8,592 and $5,870 for the three months ended September 30, 2001 and 2000, respectively and $14,758 and $10,101 for the six months ended September 30, 2001 and 2000, respectively. Total comprehensive income includes net earnings, foreign currency exchange adjustments and current income taxes on realized foreign exchange gains for income tax purposes.

6. SEGMENTED INFORMATION - Within the Property Services division, three operating units (Residential Property Management, Integrated Security Services and Consumer Services) provide a variety of services to residential and commercial customers. The Business Services division provides customer support & fulfillment and business process outsourcing services to corporate and institutional clients.

OPERATING SEGMENTS

                                  Property         Property
                                Services -       Services -       Property
                               Residential       Integrated       Services
                                  Property         Security       Consumer       Business
                                Management         Services       Services       Services       Corporate     Consolidated
                              -------------    -------------    -----------    -----------     -----------    -------------

THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2001
Revenues                          $ 58,325          $23,399        $27,238       $ 31,448         $    58         $140,468
                              -------------    -------------    -----------    -----------     -----------    -------------
Operating profit                     5,959            1,494          7,443          5,467          (1,251)          19,112
                              -------------    -------------    -----------    -----------     -----------    -------------
Total assets                        91,564           51,960         69,141        122,205           5,411          340,281
                              -------------    -------------    -----------    -----------     -----------    -------------

THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2000
Revenues                          $ 50,771          $20,516        $24,548       $ 22,246         $    85         $118,166
                              -------------    -------------    -----------    -----------     -----------    -------------
Operating profit                     5,013            1,482          6,584          4,583          (1,133)          16,529
                              -------------    -------------    -----------    -----------     -----------    -------------
Total assets                        93,351           36,237         52,749         72,955           4,825          260,117
                              -------------    -------------    -----------    -----------     -----------    -------------

SIX MONTH PERIOD
ENDED SEPTEMBER 30, 2001
Revenues                          $115,320          $46,273        $52,851       $ 62,479         $   120         $277,043
                              -------------    -------------    -----------    -----------     -----------    -------------
Operating profit                    11,920            3,089         12,575          9,764          (2,432)          34,916
                              -------------    -------------    -----------    -----------     -----------    -------------

SIX MONTH PERIOD
ENDED SEPTEMBER 30, 2000
Revenues                          $ 97,382          $35,747        $49,075       $ 41,223         $   130         $223,557
                              -------------    -------------    -----------    -----------     -----------    -------------
Operating profit                     9,651            2,091         11,014          7,865          (2,353)          28,268
                              -------------    -------------    -----------    -----------     -----------    -------------

GEOGRAPHIC SEGMENTS

                                          CANADA      UNITED STATES     CONSOLIDATED
                                    -------------    ---------------    -------------
THREE MONTH PERIOD
ENDED SEPTEMBER 30, 2001
Revenues                                $ 45,251           $ 95,217         $140,468
                                    -------------    ---------------    -------------
Total assets                             107,296            232,985          340,281
                                    -------------    ---------------    -------------

THREE MONTH PERIOD
ENDED SEPTEMBER 30, 2000
Revenues                                $ 33,742           $ 84,424         $118,166
                                    -------------    ---------------    -------------
Total assets                              60,466            199,651          260,117
                                    -------------    ---------------    -------------

SIX MONTH PERIOD
ENDED SEPTEMBER 30, 2001
Revenues                                $ 93,125           $183,918         $277,043
                                    -------------    ---------------    -------------

SIX MONTH PERIOD
ENDED SEPTEMBER 30, 2000
Revenues                                $ 65,936           $157,621         $223,557
                                    -------------    ---------------    -------------

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

Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the United States and Canadian economies, changes in interest rates, changes in the value of the Canadian dollar relative to the U.S. dollar, and the ability of the Company to make acquisitions at reasonable prices.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues increased $22.3 million, or 19%, to $140.5 million in the second quarter of fiscal 2002 from $118.2 million in the second quarter of fiscal 2001. Approximately $16.5 million of the revenue increase is attributable to acquired companies owned less than one year including Herbert A. Watts Ltd. ("Watts"), and several smaller tuck-under acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 13% to $22.0 million from $19.5 million in the prior year period. The EBITDA margin for the three months ended September 30, 2001 was 15.7%, down 80 basis points versus the prior year. The decrease in margin was a result of a change in business mix reflecting the impact of recent acquisitions of non-seasonal businesses including Watts and several residential property management companies. These acquisitions have consistent year-round margins that were lower during the second quarter than the Company's seasonal businesses, which carry high margins in the second quarter. Seasonal fluctuations are discussed in more detail later in this discussion.

The Canadian dollar weakened 4.3% relative to the U.S. dollar from the prior year period, which negatively impacted reported revenues and EBITDA on translation by approximately $2 million and $250,000, respectively. Approximately 32% of the Company's revenues for the quarter were denominated in Canadian currency. Foreign currency risk is described in greater detail in Item 7A of the Company's Form 10-K for the year ended March 31, 2001.

Depreciation for the quarter ended September 30, 2001 was $2.8 million, up 52% from the prior year quarter due largely to acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS, effective April 1, 2001, goodwill is no longer being amortized in the Statement of Earnings.

Interest expense for the quarter increased 33% over prior year levels to $3.3 million as a result of increased borrowings related to acquisitions and a higher average borrowing rate due to the 8.06% Senior Secured Notes (the "Notes") issued at the end of the first quarter. All acquisitions and related payments completed during the past year have been financed through the Company's Credit Facility.

The income tax provision for the second quarter was approximately 34% of earnings before taxes, lower than the 40% recorded in the prior year. The decline in the tax rate is primarily the result of the implementation of SFAS No. 142.

Minority interest increased to $1.7 million or 16.0% of earnings before minority interest from $1.6 million or 17.0% in the prior year quarter (adjusted for SFAS No. 142). The 6% increase in minority interest versus the 13% increase in earnings before minority interest (adjusted for SFAS No. 142) reflects the acquisition by the Company of certain minority shareholdings during the past year, including the 14.9% minority interest in Intercon Security Ltd. and the 10% minority interest in California Closet Company Inc. ("California Closets").

Net earnings were $8.8 million, up 14% over the prior year period (adjusted for SFAS No. 142), while diluted earnings per share increased 9% to $0.61 from $0.56. The increase in diluted earnings per share was tempered by a 3% increase in the weighted average share count as a result of shares issued upon the exercise of options and an increase in dilution caused by the 95% increase in the average market price of the Company's shares relative to the prior year.

Revenues for the Property Services division were $109.0 million, an increase of $13.1 million or 14% over the prior year. Adjusting for the impact of foreign exchange, revenue growth was 15% and internal growth 8%. Property Services EBITDA grew 9% to $16.6 million or 15.2% of revenue compared to $15.2 million or 15.8% of revenues in the prior year. The Property Services division is comprised of three service lines - Residential Property Management, Integrated Security Services and Consumer Services.

Residential Property Management revenues were $58.3 million for the quarter, up 15% over the prior year. EBITDA grew 10% to $6.8 million, while EBITDA margins decreased to 11.7% from 12.3% last year as a result of more non-seasonal business in the service mix in the current year. Organic revenue growth was 9%, with the balance coming from acquisitions completed in the past twelve months, including Dickinson Management, a full-service residential property management company operating in Palm Beach County, FL, and Equity Management, a New York City property management company.

Integrated Security Services revenues advanced to $23.4 million, up 14% over the prior year. Adjusting for the impact of foreign exchange, revenue growth was 17% and internal growth 13%. EBITDA was $1.8 million, up 3% over the prior year's figure, while EBITDA margins declined to 7.8% from 8.6% in the prior year quarter. The margin decline resulted from strong security officer revenues, which generated low margins and altered the sales mix relative to the prior year.

Consumer Services revenues were $27.2 million, an increase of 11% over last year, while EBITDA increased to $7.9 million, up 10%. Revenue growth was attributable to the Creative Closets Boston

"branchise" acquisition completed in October 2000 and the acquisition of the California Closets Seattle "branchise" in July 2001. Adjusting for the impact of foreign exchange, revenue growth was 13% and internal growth 2%. Revenues were also impacted by the continuing decline in product sales at California Closets. California Closets has historically provided laminated board and other supplies to franchisees, but has decided to transition away from this practice and instead facilitate direct relationships between franchisees and product suppliers. This has the impact of lowering revenue and inventory but increasing margins. Board sales were $1 million less in the current quarter than in the prior year quarter. Adjusting for this, internal revenue growth was 5%. The Consumer Services EBITDA margin was 29.0% compared to 29.2% in the prior year period.

Business Services division revenues climbed to $31.4 million for the second quarter, a 41% increase over the prior year entirely from the impact of the acquisition of Watts. Year-over-year organic growth was negligible. The BDP business process outsourcing unit had strong internal growth of 22%, while the DDS customer support & fulfillment operations were down 8% versus the prior year as a result of reduced order volume from existing clients. The Company anticipates customer support & fulfillment revenues will remain below prior year levels for the balance of the year. Business Services EBITDA increased to $6.7 million or 21.2% of revenue, compared to $5.4 million and 24.1% of revenue in the prior year. The margin decline is attributable to the change in service mix resulting from the Watts acquisition.

Quarterly corporate expenses rose slightly to $1.2 million versus $1.1 million in the prior year period.


RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues were $277.0 million in the first half of fiscal 2002, up from $223.6 million in the first half of fiscal 2001, an increase of $53.5 million or 24%. Approximately $38.5 million of the increase is attributable to acquired companies owned less than one year including Watts and several smaller tuck-under acquisitions.

EBITDA increased 20% to $40.8 million from $33.9 million in the prior year period. The EBITDA margin for the six months ended September 30, 2001 was 14.7%, down 50 basis points versus the prior year.

The Canadian dollar was 4.2% weaker relative to the U.S. dollar during the period than in the same period last year. If exchange rates were held constant, revenues and EBITDA for the current six months would have been approximately $4 million and $500,000 higher, respectively. Approximately 34% of the Company's year-to-date revenues were denominated in Canadian currency.

Depreciation for the six months ended September 30, 2001 was $5.5 million, up 55% from the prior year due largely to acquisitions. In accordance with SFAS No. 142, effective April 1, 2001, goodwill is no longer being amortized in the Statement of Earnings.

Interest expense for the period increased 26% over prior year levels to $6.0 million as a result of increased borrowings related to acquisitions and a higher average borrowing rate from the private placement of 8.06% Notes completed June 29, 2001.

The year-to-date income tax provision was approximately 34% of earnings before taxes, lower than the 40% recorded in the prior year, primarily as a result of the implementation of SFAS No. 142.

Minority interest increased to $3.1 million or 16.5% of earnings before minority interest from $2.7 million or 17.0% in the prior year (adjusted for SFAS No.
142). The 17% increase in minority interest reflects the 21% increase in earnings before minority interest together with the acquisitions of certain minority shareholdings during the past year.

Net earnings before the extraordinary item were $15.9 million, up 21% over the prior year period (adjusted for SFAS No. 142), while diluted earnings per share increased 15% to $1.10 from $0.96. The increase in diluted earnings per share reflects a 3% increase in the weighted average share count as a result of shares issued upon the exercise of options and an increase in dilution caused by the 85% increase in the average market price of the Company's shares relative to the prior year.

At the time of the issuance of the Notes and the completion of the Credit Facility on June 29, 2001, the Company wrote off the financing fees related to its previous debt arrangements. This resulted in an extraordinary loss, net of taxes, of $797,000.

Revenues for the Property Services division were $214.4 million, an increase of $32.2 million or 18% over the prior year due to internal growth of approximately 8% as well as several acquisitions. Property Services EBITDA grew 16% to $31.0 million or 14.5% of revenues compared to $26.8 million or 14.7% of revenues in the prior year. The Property Services division is comprised of three service lines - Residential Property Management, Integrated Security Services and Consumer Services.

Residential Property Management revenues were $115.3 million for the six months, up 18% over the prior year. EBITDA grew 17% to $13.9 million, while EBITDA margins decreased slightly to 12.1% from 12.2% last year. Organic revenue growth was 9%, with the balance of growth coming from acquisitions completed in the past eighteen months.

Integrated Security Services posted revenues of $46.3 million, up 29% over the prior year, of which 13% came from internal growth. EBITDA was $3.7 million, up 37% over the prior year's figure, while EBITDA margins increased to 8.0% from 7.6% in the prior year six month period.

In Consumer Services, revenues advanced to $52.9 million, an increase of 8% over last year, while EBITDA increased to $13.4 million, up 9%. The margin was 25.3% compared to 24.9% in the prior year period. Revenue growth was attributable to the Creative Closets Boston acquisition completed in October 2000 and the acquisition of California Closets Seattle in July 2001. Both acquisitions are franchises of the Company's California Closets franchise system, and were acquired as part of the Company's "branchising" strategy.

Revenues for the Business Services division rose to $62.5 million for the six months, a 52% increase over the prior year primarily from the impact of the acquisition of Watts. Internal growth approximated 5% for the six months, with the BDP business process outsourcing unit making gains with its student loan and Canadian federal government contracts offset by volume declines in customer support & fulfillment operations. Business Services EBITDA increased to $12.1 million or 19.4% of revenue, compared to $9.4 million and 22.8% of revenue in the prior year. The margin decline is attributable to the change in service mix resulting from the Watts acquisition.

Corporate expenses increased slightly to $2.4 million versus $2.3 million in the prior year.

OUTLOOK FOR REMAINDER OF FISCAL YEAR

On October 24, 2001, FirstService announced its outlook for the remainder of the year. For fiscal 2002, annual revenues are expected to be in the range of $510-$520 million, EBITDA in the range of $58-$59.5 million and diluted earnings per share before the extraordinary item in the range of $1.30-$1.35. Revenues and earnings from any acquisitions completed before year-end would be incremental to these amounts.

These amounts, with the exception of diluted earnings per share, are in line with management's stated objective of achieving a minimum of 20% annual growth in these areas. The outlook represents revenue growth of 20-23% and EBITDA growth of 21-24%. SFAS No. 142 has an impact on the calculation of earnings per share growth in the current year. Starting with last year's reported (pre-SFAS No. 142) diluted earnings per share of $0.92, 20% growth in the current year would result in diluted earnings per share of $1.10 for fiscal 2002. The annual impact of the implementation of SFAS No. 142 is estimated to be an earnings increase of $0.24, which would result in diluted earnings per share of $1.34, which is within the range.


SEASONALITY AND QUARTERLY FLUCTUATIONS

Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care, exterior painting, and commercial swimming pool services in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. Residential Property Management (with the exception of swimming pool services), Integrated Security Services, and Business Services generate revenues evenly throughout the fiscal year.

The seasonality of swimming pool services and certain Consumer Services operations (exterior painting and lawn care) results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions, which alter the consolidated service mix. The Company's non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while the Company's seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, the Company's quarterly EBITDA margin fluctuations should be reduced.


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

In connection with the Credit Facility and the Notes, the Company incurred legal, agency and placement fees totaling $3.0 million, which will be amortized over the life of the associated debt.

The Company believes these new credit arrangements will provide stability and flexibility to finance acquisitions and working capital requirements for the foreseeable future. Un-drawn available credit under the Credit Facility was $89.8 million at September 30, 2001. The higher interest rates with the new credit arrangements, relative to the prior lending agreement, offset by recent declines in floating reference rates, will result in a slightly higher average interest rate in fiscal 2002 than experienced in fiscal 2001.

During the quarter ended September 30, 2001, capital expenditures were $3.0 million. Significant items included computer equipment and software in the Business Services division for both replacement and expansion purposes. Capital expenditures for the six months ended September 30, 2001 were $8.0 million.

Business acquisitions for the quarter totaled $12.4 million. Acquisitions were VASEC / Virginia Security and Automation Inc., an integrated security services provider serving the Washington, DC area and California Closets Seattle, LLC, the Seattle, WA franchisee of the Company's California Closets franchise system. During the quarter, the Company also acquired from a minority shareholder the 10% of California Closet Company Inc. that it did not own.

In connection with certain acquisitions, the Company has agreed to pay additional consideration contingent on post-acquisition operating results of the acquired entities. The payment of any such amounts is made in cash and results in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill. Included in the total for business acquisitions for the quarter is $6.2 million paid with respect to contingent acquisition liabilities.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual and Special Meeting of Shareholders was held on September 10, 2001. The matters voted upon and the results of voting were as follows:

To ratify the appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as the auditors of the Corporation and the authorization of the Directors to fix their renumeration.

                For                           21,212,242
                Against                            1,269

To re-elect the current Board of Directors of the Corporation to serve until the next meeting called for the purpose of electing Directors or until their respective successors are duly appointed.

                For                           21,210,041
                Against                            3,470

To approve an amendment to the Company's Stock Option Plan No. 2 to reserve an additional 300,000 Subordinate Voting Shares. The amendment increases the maximum number of shares issuable from the option plan pool from 3.55 million to
3.85 million Subordinate Voting Shares.

                For                            3,754,488
                Against                        2,853,264
                Ineligible                    14,604,690
                Abstained                          1,069

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

*** Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2001.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001

                             FIRSTSERVICE CORPORATION

                             /s/  D. Scott Patterson
                            ----------------------------------------------------
                            D. Scott Patterson
                            Senior Vice President and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER & AUTHORIZED SIGNATORY)