Form 10-Q
period 2001-12-31
FIRSTSERVICE CORP
filed 2002-02-14
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       or

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

          Subordinate Voting Shares - 13,091,518 as of January 31, 2002
            Multiple Voting Shares - 662,847 as of January 31, 2002

                            FIRSTSERVICE CORPORATION


                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001




                                      INDEX

                                                                                     PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         A)       STATEMENTS OF EARNINGS FOR THE THREE MONTHS AND NINE MONTHS
                  ENDED DECEMBER 31, 2001 AND 2000                                      3

         B)       BALANCE SHEETS
                  AS OF DECEMBER 31, 2001 AND MARCH 31, 2001                            4

         C)       STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000                  5

         D)       NOTES TO THE FINANCIAL STATEMENTS                                     6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                           11


PART II   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              17


SIGNATURE                                                                              18

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands of U.S. dollars, except per share amounts) - in accordance with U.S. generally accepted accounting principles.

                                                                         Three month periods    Nine month periods
                                                                          ended December 31      ended December 31
                                                                           2001       2000       2001       2000
                                                                           ----       ----       ----       ----
                                                                         (NOTE 3)              (NOTE 3)

Revenues                                                                 $117,809   $ 96,957   $394,852   $320,514

Cost of revenues                                                           81,189     66,879    260,894    211,545
Selling, general and administrative expenses                               27,405     22,339     83,971     67,323
Depreciation                                                                2,938      1,914      8,467      5,480
Amortization                                                                  102      1,046        429      3,119
Interest                                                                    3,000      2,489      8,951      7,200
                                                                         --------   --------   --------   --------

Earnings before income taxes and minority interest                          3,175      2,290     32,140     25,847

Income taxes                                                                1,063        916     10,961     10,332
                                                                         --------   --------   --------   --------
Earnings before minority interest                                           2,112      1,374     21,179     15,515

Minority interest share of earnings                                           375        319      3,514      2,852
                                                                         --------   --------   --------   --------

Net earnings before extraordinary item                                      1,737      1,055     17,665     12,663
                                                                         --------   --------   --------   --------

Extraordinary loss on early retirement of debt, net of
     income tax benefit of $578                                              --         --          797       --
                                                                         --------   --------   --------   --------

Net earnings                                                             $  1,737   $  1,055   $ 16,868   $ 12,663
                                                                         --------   --------   --------   --------
                                                                         --------   --------   --------   --------

EARNINGS PER SHARE

Net earnings before extraordinary  item:                         Basic   $   0.13   $   0.08     $ 1.31   $   0.97
                                                               Diluted   $   0.12   $   0.08     $ 1.21   $   0.92

Net earnings:                                                    Basic   $   0.13   $   0.08     $ 1.25   $   0.97
                                                               Diluted   $   0.12   $   0.08     $ 1.16   $   0.92

Weighted average shares outstanding:                             Basic     13,592     13,057     13,501     13,054
     (in  thousands)                                           Diluted     14,644     13,908     14,555     13,772

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars) - in accordance with U.S. generally accepted accounting principles.

                                      DECEMBER 31, 2001    March 31, 2001
                                      -----------------    --------------
                                            (UNAUDITED)         (Audited)
                                               (NOTE 3)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $   7,407         $   5,115
Accounts receivable, net                         88,492            79,473
Inventories                                       9,398             9,627
Prepaids and other assets                        11,323            10,757
Deferred income taxes                             1,076             1,136
                                              ---------         ---------
                                                117,696           106,108

Other receivables                                 5,362             5,092
Fixed assets                                     45,695            40,741
Other assets                                      5,431             4,025
Deferred income taxes                             1,477             1,472
Intangible assets                                29,614            29,547
Goodwill                                        141,804           126,675
                                              ---------         ---------
                                                229,383           207,552
                                              ---------         ---------
                                              $ 347,079         $ 313,660
                                              ---------         ---------
                                              ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                              $  25,114         $  22,220
Accrued liabilities                              30,093            34,001
Income taxes payable                              5,318             2,436
Unearned revenues                                 4,829             9,505
Long-term debt - current                          5,034             3,050
Deferred income taxes                                43               558
                                              ---------         ---------
                                                 70,431            71,770

LONG-TERM LIABILITIES
Long-term debt less current portion             160,952           149,374
Deferred income taxes                             4,387             4,236
                                              ---------         ---------
                                                165,339           153,610

Minority interest                                12,763             8,824

SHAREHOLDERS' EQUITY
Capital stock                                    57,013            54,863
Receivables pursuant to share purchase plan      (2,692)           (3,196)
Retained earnings                                44,840            27,972
Cumulative other comprehensive loss                (615)             (183)
                                              ---------         ---------
                                                 98,546            79,456
                                              ---------         ---------
                                              $ 347,079         $ 313,660
                                              ---------         ---------
                                              ---------         ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of U.S. dollars) - in accordance with U.S. generally accepted accounting principles.

                                                                 Nine month periods
                                                                  ended December 31
                                                                 2001           2000
                                                                 ----           ----
                                                               (NOTE 3)

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings                                                   $ 16,868       $ 12,663

Items not affecting cash:
    Depreciation and amortization                                 8,896          8,599
    Deferred income taxes                                          (308)           (16)
    Minority interest share of earnings                           3,514          2,852
    Extraordinary loss on early retirement of debt                1,375           --
    Other                                                           335            335
                                                               --------       --------
                                                                 30,680         24,433
Changes in operating assets and liabilities:
    Accounts receivable                                          (7,829)        (7,119)
    Inventories                                                     447           (705)
    Prepaids and other assets                                      (508)           631
    Accounts payable and other current liabilities                  583            894
    Unearned revenues                                            (4,963)        (5,764)
                                                               --------       --------
Net cash provided by operating activities                        18,410         12,370
                                                               --------       --------

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                 (12,023)       (21,616)
Purchases of minority shareholders' interests                    (3,322)          (649)
Purchases of fixed assets, net                                  (12,678)        (7,046)
Increase (decrease) in intangibles and other assets                (271)             8
Decrease (increase) in other receivables                            195         (1,592)
                                                               --------       --------
Net cash used for investing                                     (28,099)       (30,895)
                                                               --------       --------

FINANCING ACTIVITIES
Increase in long-term debt, net                                  13,573         21,136
Financing fees paid                                              (3,084)          --
Issuance of Subordinate Voting Shares, net of repurchases         2,149            351
Dividends paid to minority shareholders of subsidiaries            (108)          (175)
                                                               --------       --------
Net cash provided by financing                                   12,530         21,312
                                                               --------       --------
Effect of exchange rate changes on cash                            (549)          (866)
                                                               --------       --------

Increase in cash and cash equivalents during the period           2,292          1,921

Cash and cash equivalents, beginning of period                    5,115          3,297
                                                               --------       --------

Cash and cash equivalents, end of period                       $  7,407       $  5,218
                                                               --------       --------
                                                               --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)
(in thousands of U.S. dollars, except per share amounts)


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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations for the three and nine month periods ended December 31, 2001 and 2000 and its cash flows for the nine months ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2001 contained in the Company's Form 10-K filed on June 29, 2001.

3. ADOPTION OF NEW ACCOUNTING STANDARDS - In April 2001, the Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, BUSINESS COMBINATIONS. SFAS No. 141 requires the use of the purchase method of accounting for acquisitions and provides new recognition criteria for intangible assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, INTANGIBLE ASSETS. SFAS No. 142 also addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.

         As of April 2001, the Company identified those intangible assets that remain separable under the provisions of SFAS No. 141 and those that are to be included in goodwill. The Comparative Consolidated Balance Sheet has been restated to reclassify intangibles from goodwill. In applying SFAS No. 142, the Company re-evaluated the useful lives of these separable intangible assets.

         In the year of adoption, SFAS No. 142 requires the first step of the goodwill impairment test to be completed within the first six months and the second step to be completed within twelve months of adoption. The two steps of the test were completed during the quarter ended September 30, 2001 and no indications of goodwill impairment were found.

         Had the provisions of SFAS Nos. 141 and 142 been applied for the three and nine months ended December 31, 2000, the Company's comparative earnings and earnings per share would be as follows:

                                                            Three months ended                Nine months ended
                                                                December 31                      December 31
                                                                2001            2000            2001            2000
                                                                ----            ----            ----            ----

Reported net earnings before extraordinary item               $1,737          $1,055         $17,665         $12,663
Goodwill amortization                                              -             899               -           2,581
Minority interest                                                  -            (85)               -           (236)
                                                              ------          ------         -------         -------
Adjusted net earnings before extraordinary item               $1,737          $1,869         $17,665         $15,008
                                                              ------          ------         -------         -------

Reported net earnings                                         $1,737          $1,055         $16,868         $12,663
Goodwill amortization                                              -             899               -           2,581
Minority interest                                                  -            (85)               -           (236)
                                                              ------          ------         -------         -------
Adjusted net earnings                                         $1,737          $1,869         $16,868         $15,008
                                                              ------          ------         -------         -------

NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
   BASIC
Reported                                                       $0.13           $0.08           $1.31           $0.97
Goodwill amortization                                              -            0.07               -            0.20
Minority interest                                                  -          (0.01)               -          (0.02)
                                                              ------          ------         -------         -------
Adjusted                                                       $0.13           $0.14           $1.31           $1.15
                                                              ------          ------         -------         -------

   DILUTED
Reported                                                       $0.12           $0.08           $1.21           $0.92
Goodwill amortization                                              -            0.06               -            0.19
Minority interest                                                  -          (0.01)               -          (0.02)
                                                              ------          ------         -------         -------
Adjusted                                                       $0.12           $0.13           $1.21           $1.09
                                                              ------          ------         -------         -------

NET EARNINGS PER SHARE:
   BASIC
Reported                                                       $0.13           $0.08           $1.25           $0.97
Goodwill amortization                                              -            0.07               -            0.20
Minority interest                                                  -          (0.01)               -          (0.02)
                                                              ------          ------         -------         -------
Adjusted                                                       $0.13           $0.14           $1.25           $1.15
                                                              ------          ------         -------         -------

   DILUTED
Reported                                                       $0.12           $0.08           $1.16           $0.92
Goodwill amortization                                              -            0.06               -            0.19
Minority interest                                                  -          (0.01)               -          (0.02)
                                                              ------          ------         -------         -------
Adjusted                                                       $0.12           $0.13           $1.16           $1.09
                                                              ------          ------         -------         -------

4. BUSINESS ACQUISITIONS - Business acquisitions for the nine-month period totaled $12.0 million, comprised of four tuck-under acquisitions for $3.8 million and several contingent consideration payments totaling $8.2 million.

         Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses exceed certain minimum financial thresholds during the two to four-year period following the date of acquisition. As at December 31, 2001, there was contingent consideration of up to $18.8 million payable during the period extending to March 31, 2005. In addition, vendors are entitled to receive interest on the principal amount of each contingent payment, to the extent payable, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 7 to 9%. These amounts have been treated as contingent consideration and any resulting payments will be recorded as goodwill to the extent the contingencies are determined payable.

         Also during the nine-month period, the Company purchased the 10% of its subsidiary California Closet Company Inc. that it did not own previously from the minority shareholder for consideration of $3.3 million.

5. LONG-TERM DEBT - On June 29, 2001, the Company amended and restated its lending agreement to allow for the issuance of additional debt. The amended and restated agreement provides a $140 million committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility allows for borrowing in either U.S. or Canadian currency and bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. At December 31, 2001, the Company had drawn $54.8 million on the Credit Facility, and had $85.2 million of available un-drawn credit.

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

6. FINANCIAL INSTRUMENTS - On December 7, 2001, the Company entered into an interest rate swap agreement to exchange the fixed rate on $75 million of its 8.06% Notes for a variable rate of LIBOR + 2.50%. The term of the swap matches the term of the Notes with a maturity of June 29, 2011. This swap is being accounted for as a hedge in accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, whereby changes in the fair value of the swap are recorded on the balance sheet and interest savings (expense) are recorded in the statement of earnings. The fair value of the swap is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair value of the swap fluctuates and at December 31, 2001, it had an unrealized loss of $1.16 million.

7. CAPITAL STOCK - During the nine months ended December 31, 2001 and 2000, the Company issued 450,725 and 124,610 Subordinate Voting Shares, respectively, pursuant to provisions for the exercise of stock options under its stock option plan. The Company did not repurchase any Subordinate Voting Shares during the nine months ended December 31, 2001. During the nine months ended December 31, 2000, the Company repurchased 49,500 Subordinate Voting Shares at a total cost of $564.

8. COMPREHENSIVE INCOME - Total comprehensive income was $1,678 and $1,179 for the three months ended December 31, 2001 and 2000, respectively and $16,436 and $11,280 for the nine months ended December 31, 2001 and 2000, respectively. Total comprehensive income includes net earnings, foreign currency exchange adjustments and current income taxes on realized foreign exchange gains for income tax purposes.

9. CONTINGENCIES - The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its financial condition or operations.

10. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS - In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for the Company's fiscal year ending March 31, 2003. The Company has not yet determined the effect of SFAS No. 144 on the consolidated financial statements.

11. SEGMENTED INFORMATION - Within the Property Services division, three operating units (Residential Property Management, Integrated Security Services and Consumer Services) provide a variety of services to residential and commercial customers. The Business Services division provides customer support & fulfillment and business process outsourcing services to corporate and institutional clients.


OPERATING SEGMENTS


                                  Property         Property
                                Services -       Services -       Property
                               Residential       Integrated     Services -
                                  Property         Security       Consumer       Business
                                Management         Services       Services       Services       Corporate     Consolidated
                                ----------         --------       --------       --------       ---------     ------------

THREE MONTH PERIOD ENDED
DECEMBER 31, 2001
Revenues                           $45,431          $24,168        $16,624        $31,519             $67         $117,809
                                   -------           ------         ------        -------           -----          -------
Operating profit                     1,741            1,193            370          3,916          (1,045)           6,175
                                   -------           ------         ------        -------           -----          -------
Total assets                       101,110           55,637         63,271        121,207           5,854          347,079
                                   -------           ------         ------        -------           -----          -------

THREE MONTH PERIOD ENDED
DECEMBER 31, 2000
Revenues                           $40,437          $20,974        $16,914        $18,570             $62          $96,957
                                   -------           ------         ------        -------           -----          -------
Operating profit                     1,636            1,540            319          2,581          (1,297)           4,779
                                   -------           ------         ------        -------           -----          -------
Total assets                        95,494           38,909         54,657         75,229           4,725          269,014
                                   -------           ------         ------        -------           -----          -------



                                  Property         Property
                                Services -       Services -       Property
                               Residential       Integrated     Services -
                                  Property         Security       Consumer       Business
                                Management         Services       Services       Services       Corporate     Consolidated
                                ----------         --------       --------       --------       ---------     ------------

NINE MONTH PERIOD
ENDED DECEMBER 31, 2001
Revenues                          $160,751          $70,441        $69,475        $93,998            $187         $394,852
                                   -------           ------         ------        -------           -----          -------
Operating profit                    13,661            4,282         12,945         13,680         (3,477)           41,091
                                   -------           ------         ------        -------           -----          -------
Additions to goodwill                3,889            3,311          4,743          3,186               -           15,129
                                   -------           ------         ------        -------           -----          -------

NINE MONTH PERIOD
ENDED DECEMBER 31, 2000
Revenues                          $137,819          $56,721        $65,989        $59,793            $192         $320,514
                                   -------           ------         ------        -------           -----          -------
Operating profit                    11,287            3,631         11,333         10,446         (3,650)           33,047
                                   -------           ------         ------        -------           -----          -------
Additions to goodwill                6,104            9,865          4,799          1,820               -           22,588
                                   -------           ------         ------        -------           -----          -------



GEOGRAPHIC SEGMENTS

                                          CANADA      UNITED STATES     CONSOLIDATED
                                          ------      -------------     ------------

THREE MONTH PERIOD
ENDED DECEMBER 31, 2001
Revenues                                 $39,625            $78,184         $117,809
                                        --------           --------         --------
Total assets                             117,795            229,284          347,079
                                        --------           --------         --------

THREE MONTH PERIOD
ENDED DECEMBER 31, 2000
Revenues                                 $30,143            $66,814          $96,957
                                        --------           --------         --------
Total assets                              65,097            203,917          269,014
                                        --------           --------         --------


NINE MONTH PERIOD
ENDED DECEMBER 31, 2001
Revenues                                $132,750           $262,102         $394,852
                                        --------           --------         --------

NINE MONTH PERIOD
ENDED DECEMBER 31, 2000
Revenues                                 $96,079           $224,435         $320,514
                                        --------           --------         --------

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues increased $20.8 million, or 22%, to $117.8 million in the third quarter of fiscal 2002 from $97.0 million in the third quarter of fiscal 2001. Approximately $18.0 million of the revenue increase is attributable to acquired companies owned less than one year including Herbert A. Watts Ltd. ("Watts"), and several smaller tuck-under acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 19% to $9.2 million from $7.7 million in the prior year period. The EBITDA margin for the three months ended December 31, 2001 was 7.8%, down 20 basis points versus the prior year due to margin reduction at certain of the property service businesses offset somewhat by the impact of the recent Watts acquisition which generates higher margins than FirstService as a whole and alters the consolidated mix.

The Canadian dollar weakened 3.5% relative to the U.S. dollar from the prior year period, which negatively impacted reported revenues and EBITDA on translation by approximately $1.5 million and $200,000, respectively. Approximately 34% of the Company's revenues for the quarter were denominated in Canadian currency. Foreign currency risk is described in greater detail in Item 7A of the Company's Form 10-K for the year ended March 31, 2001.

Depreciation for the quarter ended December 31, 2001 was $2.9 million, up 54% from the prior year quarter due largely to the acquisition of Watts. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective April 1, 2001, goodwill is no longer being amortized in the Statement of Earnings.

Interest expense for the quarter increased 21% over prior year levels to $3.0 million as a result of increased borrowings related to acquisitions. The average borrowing rate for the quarter was 7.4% versus 7.7% in the prior year quarter. All acquisitions and related payments completed during the past year have been financed through the Company's Credit Facility.

On December 7, 2001, the Company entered an interest rate swap agreement in which the interest stream on $75 million of the fixed 8.06% Senior Secured Notes (the "Notes") was exchanged for the variable rate interest of LIBOR + 2.50%. The swap has a maturity matched to the underlying Notes due June 29, 2011. During the month of December 2001, this swap resulted in interest savings of approximately 3.0% on the $75 million of principal or $0.14 million. This swap is being accounted for as a hedge in accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, whereby changes in the fair value of the swap are recorded on the balance sheet and interest savings (expense) are recorded in the statement of earnings.

The income tax provision for the third quarter was approximately 34% of earnings before taxes, lower than the 40% recorded in the prior year. The decline in the tax rate is primarily the result of the implementation of SFAS No. 142.

Minority interest remained unchanged at 18% of earnings before minority interest in the current quarter relative to the prior year quarter (adjusted for SFAS No.
142). The Company repurchased certain minority shareholdings during the past year, including the 14.9% minority interest in Intercon Security Ltd. ("Intercon") and the 10% minority interest in California Closet Company Inc. ("California Closets"). This was offset by earnings from Watts, which was acquired in March 2001 and has a 17.85% minority interest, resulting in no net change in the minority interest percentage.

Net earnings were $1.7 million, down $132,000 from the prior year period (adjusted for SFAS No. 142), while diluted earnings per share decreased to $0.12 from $0.13. The decrease in earnings and diluted earnings per share resulted from the 54% and 21% increases in depreciation and interest expense, respectively, described above. In addition, earnings per share were tempered by a 4% increase in the weighted average share count as a result of shares issued upon the exercise of stock options and an increase in dilution caused by the 75% increase in the average market price of the Company's shares relative to the prior year.

Revenues for the Property Services division were $86.2 million, an increase of $7.9 million or 10% over the prior year. Adjusting for the impact of foreign exchange, revenue growth was 11% and internal growth 5%. Property Services EBITDA declined to $5.0 million or 5.8% of revenues compared to $5.6 million or 7.2% of revenues in the prior year. The Property Services division is comprised of three service lines - Residential Property Management, Integrated Security Services and Consumer Services.

Residential Property Management revenues were $45.4 million for the quarter, up 12% over the prior year. EBITDA was $2.4 million, down from $2.9 million in last year while margins decreased to 5.4% from 7.1% last year. The margin was affected by poor results in painting and restoration, which posted break-even performance during the quarter versus a 7% margin in the prior year quarter. Painting and restoration, which has historically comprised 15% of the segment's revenues, declined sharply during the quarter as clients (Boards of Directors of condominium and home-owner associations), deferred decisions regarding painting and restoration projects in the wake of the events of September 11, 2001. These projects are necessary for the upkeep of these properties and cannot be deferred indefinitely. Management expects painting and restoration activities to pick up in the fourth quarter or very early in fiscal 2003. Organic revenue growth was 7% (11% excluding the decline in painting and restoration), with the balance coming from acquisitions completed in the past twelve months, including Dickinson Management, a full-service residential property management company operating in Palm Beach County, Florida, and Equity Management, a New York City property management company.

Integrated Security Services revenues advanced to $24.2 million, up 15% over the prior year. Internal growth was 12%. EBITDA was $1.6 million, down from $1.7 million in the prior year and EBITDA margins declined to 6.5% from 8.1% in the prior year quarter. The margin decline resulted from strong security officer revenues, which generated low margins and altered the sales mix relative to the prior year quarter, which had very strong systems revenues. Looking forward, the Company expects margins of 7.5%, subject to mix variations between the security officer and systems businesses.

Consumer Services revenues were $16.6 million, a decline of 2% relative to last year, while EBITDA was $1,025,000, down $49,000 from the prior year. Margins were stable at approximately 6.2%. The acquisition of the California Closets Seattle "branchise" in July 2001 added 6% to revenues, resulting in an organic revenue decline of 8%. Excluding the impact of foreign exchange and the planned transition of California Closets out of the laminated board supply business, organic revenues declined 1%. California Closets has historically provided laminated board and other supplies to franchisees, but has decided to transition away from this practice and instead facilitate direct relationships between franchisees and product suppliers. This has the impact of lowering revenues and inventory but increasing margins. Board sales were $1.0 million less in the current quarter than in the prior year quarter.

Business Services division revenues climbed to $31.5 million for the third quarter, a 70% increase over the prior year due entirely to the acquisition of Watts. Revenues declined 5% from operations other than Watts. The BDP Business Data Services Ltd. ("BDP") business process outsourcing operations had strong internal growth of 12%, while the DDS Distribution Services Ltd. ("DDS") customer support & fulfillment operations were down 11% versus the prior year as a result of reduced order volume from existing clients. The Company anticipates customer support & fulfillment revenues will remain below prior year levels for the balance of the year. Business Services EBITDA increased to $5.2 million or 16.5% of revenues, compared to $3.3 million and 17.6% of revenues in the prior year. The margin decline is attributable to the change in service mix resulting from the Watts acquisition.

Quarterly corporate expenses fell to $1.0 million versus $1.2 million in the prior year period, due to lower executive bonus accruals resulting from lower-than-forecast earnings growth and lower travel costs due to the disruptions in air travel experienced in the wake of the events of September 11th, 2001.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues were $394.9 million in the first nine months of fiscal 2002, up from $320.5 million in the first nine months of fiscal 2001, an increase of $74.3 million or 23%. Approximately $56.5 million of the increase is attributable to acquired companies owned less than one year including Watts and several smaller tuck-under acquisitions.

EBITDA increased 20% to $50.0 million from $41.6 million in the prior year period. The EBITDA margin for the nine months ended December 31, 2001 was 12.7%, down 30 basis points versus the prior year.

The Canadian dollar was 3.8% weaker relative to the U.S. dollar during the period than in the same period last year. If exchange rates were held constant, revenues and EBITDA for the current nine months would have been approximately $5.5 million and $0.7 million higher, respectively. Approximately 34% of the Company's year-to-date revenues are denominated in Canadian currency.

Depreciation for the nine months ended December 31, 2001 was $8.5 million, up 55% from the prior year due largely to the acquisition of Watts.

Interest expense for the period increased 24% over prior year levels to $9.0 million as a result of increased borrowings related to acquisitions. The average interest rate year-to-date is 7.2%, which is similar to the rate experienced in the prior year to date.

The year-to-date income tax provision was approximately 34% of earnings before taxes, lower than the 40% recorded in the prior year, primarily as a result of the implementation of SFAS No. 142.

Minority interest increased to $3.5 million or 17% of earnings before minority interest from $3.1 million or 17% in the prior year (adjusted for SFAS No. 142). Minority interest remained unchanged on a percentage basis, with the repurchase of the California Closets and Intercon minority positions during the last twelve months being offset by the 17.85% minority interest attached to Watts.

Net earnings before the extraordinary item were $17.7 million, up 18% over the prior year period (adjusted for SFAS No. 142), while diluted earnings per share increased 11% to $1.21 from $1.09. The increase in diluted earnings per share reflects a 3% increase in the weighted average share count as a result of shares issued upon the exercise of stock options and an increase in dilution caused by the 84% increase in the average market price of the Company's shares relative to the prior year.

At the time of the issuance of the Notes and the completion of the Credit Facility on June 29, 2001, the Company wrote off the financing fees related to its previous debt arrangements. This resulted in an extraordinary loss, net of taxes, of $797,000.

Revenues for the Property Services division were $300.7 million, an increase of $40.1 million or 15% over the prior year due to internal growth of approximately 7% as well as several acquisitions. Property Services EBITDA grew 11% to $36.1 million or 12.0% of revenues compared to $32.5 million or 12.5% of revenues in the prior year.

Within Property Services, Residential Property Management revenues were $160.8 million for the nine months, up 17% over the prior year. Organic revenue growth was 7%, with the balance of growth coming from acquisitions completed in the last 21 months. EBITDA grew 11% to $16.4 million, while EBITDA margins decreased slightly to 10.2% from 10.7% last year.

Integrated Security Services posted revenues of $70.4 million, up 24% over the prior year, with 12% internal growth. EBITDA was $5.3 million, up 20% over the prior year's figure, while EBITDA margins decreased to 7.5% from 7.8% in the prior year nine-month period.

In Consumer Services, revenues advanced to $69.5 million, an increase of 5% over last year, while EBITDA increased to $14.4 million, up 8%. The margin was 20.7% compared to 20.2% in the prior year period. Revenue growth was attributable to the Creative Closets Boston acquisition completed in October 2000 and the acquisition of California Closets Seattle in July 2001. Both acquisitions are franchises of the Company's California Closets franchise system, and were acquired as part of the Company's "branchising" strategy.

Revenues for the Business Services division rose to $94.0 million for the nine months, a 57% increase over the prior year primarily from the impact of the acquisition of Watts. Internal growth approximated 2% for the nine months, with the BDP business process outsourcing operation making gains with its student loan and Canadian federal government contracts offset by volume declines in the customer support & fulfillment operations. Business Services EBITDA increased to $17.3 million or 18.4% of revenues, compared to $12.7 million and 21.2% of revenues in the prior year. The margin decline is attributable to the change in service mix resulting from the Watts acquisition.

Corporate expenses were down slightly at $3.4 million versus $3.5 million in the prior year.


OUTLOOK FOR REMAINDER OF CURRENT FISCAL YEAR AND FISCAL 2003

On October 24, 2001, FirstService announced its outlook for the remainder of the year. For fiscal 2002, annual revenues were expected to be in the range of $510-$520 million, EBITDA in the range of $58-$59.5 million and diluted earnings per share before the extraordinary item in the range of $1.30-$1.35.

On January 29, 2002, the Company revised its outlook for the remainder of the current fiscal year, providing the following range of guidance for the fiscal year: revenues $507-512 million; EBITDA $56.6-57.0 million; and diluted earnings per share before the extraordinary item of $1.23 to $1.26. These lower figures reflect the lower revenues being experienced in the Residential Property Management painting and restoration business as well as declines in transaction volumes in the Business Services customer support & fulfillment operations. Fiscal 2001's diluted earnings per share, adjusted for SFAS 142, was $1.14.

The Company also provided the following initial guidance for fiscal 2003: revenues $540-560 million; EBITDA $62-64 million and diluted earnings per share of $1.46-1.54. This guidance assumes 8-10% growth in Residential Property Management and Integrated Security Services, 3-4% growth in Consumer Services, and 7-8% growth in Business Services. Any acquisitions completed during the year would be additive to these figures.


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

In connection with the Credit Facility and the Notes, the Company incurred legal, agency and placement fees totaling $3.1 million, which will be amortized over the life of the associated debt. The Company believes these new credit arrangements will provide stability and flexibility to finance acquisitions and working capital requirements for the foreseeable future. Un-drawn available credit under the Credit Facility was $85.2 million at December 31, 2001.

During the quarter ended December 31, 2001, capital expenditures were $4.7 million. Significant purchases during the quarter included computer and telecommunications equipment, warehouse management software and warehouse fixtures and equipment, all within the Business Services division. In November 2001, the Dallas branch of DDS moved into a new 250,000 square foot fulfillment facility. Capital expenditures for the nine months ended December 31, 2001 were $12.7 million. The Company expects capital expenditures to be approximately $14 million for the full fiscal year.

Business acquisitions for the quarter totaled $1.7 million, comprised of several contingent purchase price payments related to acquisitions made during the prior three years. For the nine-month period, business acquisitions totaled $12.0 million, comprised of four tuck-under acquisitions totaling $3.8 million and contingent consideration payments totaling $8.2 million. In connection with certain acquisitions, the Company has agreed to pay additional consideration contingent on post-acquisition operating results of the acquired entities. The payment of any such amounts is made in cash and results in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill. As at December 31, 2001, there was contingent consideration of up to $18.8 million payable during the period extending to March 31, 2005.

Also during the nine-month period, the Company purchased the 10% its subsidiary California Closet Company Inc. that it did not own previously from the minority shareholder for consideration of $3.3 million.

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



Date:   February 14, 2002

                            FIRSTSERVICE CORPORATION



                            /s/ D. Scott Patterson
                            ____________________________________________________
                            D. Scott Patterson
                            Senior Vice President and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER & AUTHORIZED SIGNATORY)