Form 10-K
period 2002-03-31
FIRSTSERVICE CORP
filed 2002-05-24
CIK 913353

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

        Registrant's telephone number, including area code: 416-960-9500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           SUBORDINATE VOTING SHARES

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Subordinate Voting Shares held by non-affiliates of the Registrant as at May 14, 2002 was $313,466,000 U.S. The number of the Registrant's Subordinate Voting Shares outstanding as at May 14, 2002 was 13,115,718 and the closing market price of such shares on that date was $23.90 U.S. The number of Multiple Voting Shares outstanding on May 14, 2002 was 662,847.

                            FIRSTSERVICE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 31, 2002

                                      INDEX


                                                                                                      PAGE
PART  I

ITEM 1.       BUSINESS                                                                                   3
ITEM 2.       PROPERTIES                                                                                16
ITEM 3.       LEGAL PROCEEDINGS                                                                         17
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       17

PART  II

ITEM 5.       MARKET FOR REGISTRANT'S SHARES AND
                 RELATED SHAREHOLDER MATTERS                                                            18
ITEM 6.       SELECTED FINANCIAL DATA                                                                   20
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          21
ITEM 7A.      FINANCIAL INSTRUMENTS - QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK                                                          29
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               30
ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                      53


PART  III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                        54
ITEM 11.      EXECUTIVE COMPENSATION                                                                    56
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                                                       60
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            61


PART  IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                   REPORTS ON FORM 8-K                                                                  62

SIGNATURES                                                                                              64


Unless otherwise indicated, all dollar amounts in this Form 10-K are expressed in U. S. Dollars.

PART  I

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

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. The Company's actual results may differ materially from such statements. Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the U. S. and Canadian economies, and the ability of the Company to make acquisitions at reasonable prices. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company notes that past performance in operations and share price are not necessarily predictive of future performance.

ITEM 1.  BUSINESS

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

         From the time of going public in 1993, the Company has posted a track record of consistent growth in revenues and profitability by leveraging off the expertise it has developed since the predecessor to the Company was founded by Jay S. Hennick, Chairman and CEO, in

1972. For the fiscal year ended March 31, 2002 ("Fiscal 2002"), revenues and EBITDA 1 were $512.7 million and $57.1 million, respectively. Approximately 67% of the Company's revenues are generated in the United States, with the balance in Canada. The Company is listed on both the NASDAQ National Market (symbol: FSRV) and The Toronto Stock Exchange (symbol: FSV). Its Internet address is www.firstservice.com.
           ---------------------

         The Company's operations are conducted through two operating divisions and four operating segments:

                               [GRAPHIC]


    * Includes both franchised and Company-owned services

------------------------------------------- ------------------------------------------------------------------------------
REVENUES BY OPERATING SEGMENT                                           YEARS ENDED MARCH 31
                                            --------------- --------------- -------------- --------------- ---------------
(In thousands of U.S. Dollars)                        2002            2001           2000            1999            1998
------------------------------------------- --------------- --------------- -------------- --------------- ---------------
Property Services Division
     Residential Property Management             $ 205,376       $ 181,730      $ 133,782        $ 90,649        $ 62,958
     Integrated Security Services                   95,507          81,007         61,539          52,827          46,984
     Consumer Services                              83,964          78,838         71,330          61,618          49,914
Business Services Division                         127,478          82,346         73,198          58,162          36,615
Corporate                                              364             253            186             105              17
                                            --------------  ---------------- -------------- -------------- --------------
TOTAL                                            $ 512,689       $ 424,174      $ 340,035       $ 263,361        $196,488
                                            ==============  ================ ============== ============== ==============

         Note 17 to the consolidated financial statements included herein under
Part II contains further details regarding the operating profit, total assets and long lived assets of the operating segments of the Company.


-------------------------
1 EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA is a financial metric used by many investors to compare companies on the basis of operating results, asset value and the ability to incur and service debt. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles ("U.S. GAAP"). Non-U.S. GAAP earnings measures, such as EBITDA, do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other issuers.

DESCRIPTION OF BUSINESS

PROPERTY SERVICES DIVISION
         RESIDENTIAL PROPERTY MANAGEMENT

         FirstService is the largest manager of private residential communities in North America. Private residential communities include condominiums, cooperatives, gated communities and a variety of other residential developments governed by multiple unit residential community associations (collectively referred to as "community associations"). In total, the Company manages more than 375,000 residential units in 1,900 community associations in the States of Florida, New Jersey, Arizona, New York, Virginia, Pennsylvania, Delaware, Maryland, and the District of Columbia.

         In Florida, the Company operates under the Continental Group, Prime Management Group, Dickinson Management and Sterling Management brands. In the mid-Atlantic region, the Company operates under the Wentworth Group, Armstrong Management, Arco Management and Equity Management brands. The Company's Arizona operations are conducted through Rossmar & Graham Community Association Management.

         In addition, through its subsidiary American Pool Enterprises, Inc. ("American Pool"), FirstService is the largest manager of commercial swimming pools and recreation facilities in North America. American Pool currently serves more than 1,400 commercial swimming pools and recreation facilities and more than 5,500 residential swimming pools in ten states and in Canada, providing recreational facility management, staffing, maintenance and restoration services. The operations of American Pool, outside of the Florida and Arizona markets, are seasonal in nature with the majority of revenues being earned in the first and second fiscal quarters.

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

         The aggregate budget of the communities managed by FirstService is approximately $700 million. The aggregate budget of all the community associations in the United States is estimated to be $33 billion. Currently, FirstService accesses approximately 20% of the aggregate budget of its communities through the various services that it offers. The Company's strategy is to continue to add communities under management while striving to earn a greater percentage of the aggregate budget by introducing additional services and products.

         INTEGRATED SECURITY SERVICES

         FirstService is one of North America's largest providers of integrated security services, primarily to the commercial market, with operations in eleven branches: seven in the United States and four in Canada. The Company operates two security brands, Intercon (primarily in Canada) and SST (in the United States).

         FirstService designs, installs, repairs and maintains integrated electronic security systems including identification badging, access control and closed-circuit television for office buildings, commercial and industrial facilities, institutional campuses and multi-unit residential properties. FirstService's customers include FORTUNE 1000 corporations, property management companies, prominent hospitals and universities and all levels of government. Revenues are derived from installation projects, ongoing service, branch and head office upgrades, central station monitoring and maintenance-related work.

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

         In Canada, FirstService supplements its integrated electronic security service offerings with a premium security officer service, providing highly trained manpower on-site, via mobile patrol and in response to central station calls. This full-service approach of providing both security systems expertise and security officer services has been a key success factor in delivering growth in the Canadian market, where commercial security clients often express a desire for comprehensive security services.

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

         California Closets is the largest provider of installed closet and home storage systems in North America. Headquartered in San Rafael, California, California Closets has approximately 125 franchise territories in the United States and Canada as well as master franchises in other countries around the world. California Closets receives royalties from franchisees based on a percentage of the franchisees' revenues.

         Paul Davis Restoration is a Florida-based franchiser of residential and commercial restoration services serving the insurance restoration industry in the United States through 215 franchises. This company provides restoration services for property damaged by natural or man-made disasters. Paul Davis Restoration receives royalties from franchisees based on a percentage of the franchisees' revenues.

         Certa ProPainters is a residential and commercial painting franchise system with approximately 250 franchises operating in major markets across the United States and Canada as well as master franchises in other countries around the world. Certa ProPainters focuses on high-end residential and commercial painting and decorating work and other programs for property managers who have portfolios of condominium and commercial properties. Franchisees pay Certa ProPainters a fixed fee royalty, plus administrative fees for various ancillary services.

         College Pro Painters is a seasonal exterior residential painting franchise system operating in 24 states and across Canada with approximately 700 franchises. It recruits students and trains them to operate the business, including price estimating, marketing, operating procedures, hiring, customer service and safety. College Pro Painters receives a royalty from each franchisee based on a percentage of revenue. College Pro Painters' operations are seasonal with significant revenue and earnings in the Company's first and second quarters followed by losses in the third and fourth quarters.

         In addition to the franchise systems described above, the Company operates Stained Glass Overlay, an Orange, California based franchiser of decorative glass treatments and Action Window Cleaners, an Ontario-based seasonal franchise system for students that offers residential window cleaning.

         Franchise agreements are generally for a term of ten years, with the exception of College Pro Painters and Action Window Cleaners, where the agreements are for a term of one year.

         FirstService currently owns and operates two California Closets franchises located in Boston (acquired during fiscal 2001) and Seattle (acquired in July 2001). These operations are referred to as "branchises". The purpose of branchising is to reacquire well-established and profitable franchises located in large territories to accelerate growth in these territories. TFC intends to make several more branchising acquisitions as opportunities arise.

         The Company provides Company-owned residential and commercial lawn care and landscape services, primarily in Canada, under the ChemLawn, Green Lawn Care, Natural Alternative and Sears Lawn Care brands, and franchised lawn care services under the Nutri-Lawn brand. Services to residential customers include fertilization, weed and pest control for lawns, trees and shrubs and lawn aeration. The Company serves over 130,000 residential lawn care customers through its Company-owned network of branches in Ontario, Quebec and Alberta and is estimated to have a 40% market share among households who purchase lawn care services, excluding mowing, in those provinces. Services to commercial customers include all of the services provided to residential customers plus mowing, landscaping, irrigation and other services comprising comprehensive grounds maintenance. The Company's lawn care operations are seasonal in nature, with the majority of revenue and operating profit earned during the summer months, offset by operating losses during the winter months.

BUSINESS SERVICES DIVISION

         FirstService's Business Services Division provides customer support and fulfillment as well as business process outsourcing services to FORTUNE 1000 companies through 24 branches in the United States and Canada. The principal Business Services operating subsidiaries are DDS Distribution Services, Ltd. ("DDS"), Herbert A. Watts Ltd. ("Watts") and BDP Business Data Services, Ltd. ("BDP").

         Customer support and fulfillment services, offered by DDS and Watts, include customer relationship management ("CRM"), order processing, inventory management, warehousing, order assembly and shipping, rebating and client profiling. The Company works with its clients to create fully integrated customer support and fulfillment solutions, which can include ongoing technical service or product support, order processing (including customized e-commerce solutions), inventory management and fulfillment. Significant customer support and fulfillment clients include Rogers AT&T Wireless, Best Buy, Merck, Readers Digest, DaimlerChrysler, Pepsico, M&M Mars and TD Waterhouse.

         CRM services are provided through four state-of-the-art inbound customer contact centers located in Canada with a total of 850 workstations. The Company's March 2001 acquisition of Watts has greatly enhanced its capabilities in CRM while adding a blue chip client base and incremental cross-selling opportunities.

         Fulfillment services are provided from 16 branches in the United States and Canada, including significant facilities in Cleveland, Philadelphia, Toronto, Los Angeles, Dallas, Chicago, and Mascoutah, Illinois. In aggregate, the Company occupies 2.3 million square feet of dedicated fulfillment capacity, utilizing bar coding and on-line inventory control systems.

         BDP is FirstService's business process outsourcing unit. BDP's objective is to be recognized as the best strategic partner to businesses and governments in Canada for the outsourcing of labor-intensive, back-office functions. BDP provides administrative functions that typically are not strategic to an organization and can be more efficiently and cost-effectively performed by third parties that specialize in such activities. BDP has developed expertise in performing services that require significant labor in coordination with technology, such as the management of loan portfolios, credit card and affinity programs and the processing of drug and dental claims. BDP is the second largest student loan processor in Canada. BDP provides its services from four branches in Canada. Typical contracts vary in length from one to five years. Significant customers include the Government of Canada, Bank of Nova Scotia, Manulife Financial and Sun Life.

         A key objective of the Company's Business Services Division is to establish long-term relationships with clients and leverage such relationships through the provision of additional services. DDS, Watts and BDP have similar customer bases and the Company believes there are significant cross-selling opportunities among these businesses.

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

PROPERTY SERVICES DIVISION
         RESIDENTIAL PROPERTY MANAGEMENT

         Based on the most recent available industry data, the Company estimates that: (i) more than 47 million Americans, representing approximately 18 million households, live in condominiums, cooperatives, planned communities and other residential developments governed by multiple unit residential community associations; (ii) more than 50% of new homes currently being built in and around major metropolitan areas in the United States are within these categories; (iii) there are approximately 230,000 community associations in the United States; and (iv) the total annual operating expenses for these community associations are estimated to be $33 billion. The market is growing at a rate of 3-4% per year as a result of the 8,000-11,000 new community associations formed each year. In addition, the growing trend from self-management to professional management, currently almost 50% of the market, is believed to at least double the effective growth rate for professional property management companies.

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

         The residential property management industry is extremely fragmented and dominated by numerous local and regional management companies. Only a small number of such companies, however, have the expertise and capital to provide both traditional property management services as well as the other support services provided by full-service property managers. FirstService is the largest full-service manager of private residential communities in the United States, managing approximately 2% of the nation's approximately 16 million units in community associations. FirstService enjoys a competitive advantage because of its size, depth of financial and management resources, and operating expertise.

         The Company's business is subject to regulation by the states in which it operates. For example, the Florida Department of Professional Regulation requires that property managers must be licensed, which involves certain examinations and continuing education. In addition, the unit's real estate sales and leasing operations are subject to regulation as a real estate brokerage by the various states in which they operate.

         INTEGRATED SECURITY SERVICES

         U.S. security systems integration is a $3 billion industry and is expected to grow at an annual rate of approximately 20% over the next five years. Factors driving this growth include:

o        THE TREND TOWARD CONSOLIDATION OF SECURITY FUNCTIONS AND REDUCING
         COSTS: Corporate and institutional security embodies a variety of independent functions (access control, physical security, employee/user security, surveillance, etc.) operating concurrently. Integrating these functions into one system is simpler, more efficient and requires fewer people and resources to operate. An integrated system may also replace a number of different legacy systems that were required to be managed independently, improving functionality and reducing operating and maintenance costs.

o CONTINUED DEVELOPMENT OF NETWORK AND INFORMATION TECHNOLOGY: Security systems are highly reliant on modern computer and electronic technology and have benefited from advancements in these technologies, becoming increasingly more powerful, flexible and functional. Security systems and information for multiple sites can be integrated and controlled from a centralized location and administered remotely using advanced network and communication technology, including LANs, WANs and Web-based networking.

o INCREASED PUBLIC AWARENESS OF SECURITY ISSUES: Recent examples of escalating violence have made security a priority in the workplace, schools and other public facilities.

         The industry is highly fragmented but undergoing consolidation. The market is comprised of many small and medium-sized, and a few very large competitors. Of the top 100 systems integrators compiled by SDM MAGAZINE for 2001, only the largest four had revenues over $100 million and the smallest 70 had revenues from ranging from $1 million to $12 million. FirstService is one of the largest integrated security services providers in North America.

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

         FirstService's strategy is to combine strong regional operators into a national network, focusing on long-term relationships with customers that have complex security needs. FirstService differentiates itself through superior customer service and by designing and integrating open architecture systems (versus proprietary or closed systems).

         CONSUMER SERVICES

         The consumer services industry is highly fragmented, consisting principally of a large number of smaller, single-service or single-concept companies. Due to the large size of the overall market for these services, dominant market share is not considered necessary for becoming a major player in the industry. However, because of the low barriers to entry in this segment, the Company believes that brand name recognition among consumers is a critical factor in achieving long-term success in the businesses in which it operates.

         The Company believes that the largest franchise companies in North America have been successful because of their ability to realize economies of scale through the centralization and successful application of certain administrative functions such as finance, marketing, purchasing, training and support staffing.

         Franchise businesses are subject to U.S. Federal Trade Commission regulations and State and Provincial laws that regulate the offering and sale of franchises. Presently, the Company is authorized to sell franchises in 49 states, in all Canadian provinces and in several other countries around the world. In all jurisdictions, the Company endeavors to have its franchisees meet or exceed regulatory standards.

         The professional lawn care industry is estimated to be an $8 billion market (including mowing) in North America, and despite some consolidation, is still highly fragmented. Local and regional competitors, as well as do-it-yourself homeowners, provide strong competition in the Canadian lawn care industry.

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

CUSTOMER SUPPORT AND FULFILLMENT: The outsourced portion of the $200 billion CRM industry is estimated to be $25 billion and is currently growing at a rate of about 10% per year. Outsourced fulfillment services are a $3.2 billion industry and have grown at a rate of 9.7% annually since 1996.

         The emergence of new technologies in conjunction with recent equity market and venture capital liquidity has stimulated competition in this segment, although many new entrants appear to lack significant industry experience. There are many competitors of all sizes, including a number of public CRM companies. FirstService is among a handful of successful competitors, none of which dominates this large, diverse market segment.

         Technology investment is the single largest factor driving change in the customer support sector with sophisticated CRM software platforms, high-speed redundant networking, and Web-enabled customer care systems quickly becoming the standard. Outsourced fulfillment is evolving due to the adoption of technologies such as Web-based ordering, real-time inventory, and bar code and radio frequency warehouse systems that are forcing competitors to become larger and more sophisticated to compete.

BUSINESS PROCESS OUTSOURCING: It is estimated that the outsourced "back office" processing segment was approximately $23 billion in 2000, with an expected five-year compound annual growth rate of about 13%. This segment is occupied by some of the largest business services companies in the world, leveraging their size to realize economies of scale on very large outsourcing contracts. BDP tends to focus on certain niches, such as loan processing and credit and loyalty card administration, where it can capitalize on its specialized expertise.

         FirstService competes on the basis of providing competitively priced value-added services, supported by strong operating efficiencies.

BUSINESS STRATEGY

OPERATING STRATEGY

         The Company's objective is to increase the revenues, profitability and market position of each operating company and subsequently acquired business, while maintaining the highest level of service to its customers. Key elements of the Company's operating strategy are:

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

OPERATING EFFICIENCIES: The Company has been able to obtain significant operating efficiencies through the implementation of a variety of "best practices" and has achieved meaningful cost savings through certain economies of scale. The Company attempts to identify and refine its best practices across all of its businesses in order to benefit from the most innovative and effective management techniques. The implementation of best practices has resulted in improved labor management, customer service and service delivery routing. The Company also achieves significant savings through the volume purchasing of vehicles, insurance, group benefits, advertising and professional and financial services.

MARKETING PENETRATION AND JOINT MARKETING: The Company capitalizes on the complementary nature of its businesses by introducing new or additional services to customers with which it already has long-term contractual relationships. The complementary nature of the Company's property services businesses also provides certain advantages when introducing a new service in a market where the Company has existing operations. These advantages include significant market knowledge, demographic information and the ability to share the established overhead of existing operations. Because the Company provides a number of property services, it is able to effectively utilize consolidated customer lists, in-house telemarketing capabilities and other marketing data that is accumulated to conduct cost-efficient customer referral, couponing and other direct mail programs across its businesses.

ACQUISITION STRATEGY

         The acquisition strategy of FirstService has been developed to complement the internal growth strategies of its existing service lines and as a component of the Company's overall growth strategy of building a significant, diversified service business that generates recurring and predictable cash flows and earnings. The acquisition strategy entails the systematic acquisition of established, well managed, and profitable service companies operating in fragmented industries that will:

o Enhance the market position of an existing service line, provide an entry into a new geographic region/market, or introduce a new service line; and

o Provide a return on invested capital that exceeds FirstService's weighted average cost of capital.

         Acquisitions are classified as "tuck-under" or "platform". The vast majority of acquisitions that FirstService targets and completes are tuck-under acquisitions. These acquisitions are generally smaller transactions completed within an existing service line that strengthen its regional presence or competitive position through increased market share or the addition of a complementary service line. Platform acquisitions are larger transactions that either establish an existing service line in a new geographic region or provide a vehicle for FirstService to add a new service offering that can be leveraged through cross-selling of services, sharing of best practices or other synergies or through further consolidation. Each acquisition must meet strict criteria that include the following:

o Strong, experienced management teams in place that are interested in growing their businesses and in being rewarded through performance-based compensation;

o History of consistent profitability, supported by significant contractual revenues;

o        Non-capital intensive operations with a variable cost structure;

o        Leading positions in the markets served; and,

o In the case of platform acquisitions, one or more senior managers who wish to retain a significant minority interest in the acquired company in order to participate directly in its future growth and development as part of FirstService.

         In general, platform companies continue to operate on a stand-alone basis in accordance with FirstService's operating strategy, while drawing on the resources of FirstService to facilitate future growth. Most tuck-under acquisitions are fully integrated into the operations of the service line making the acquisition.

         FirstService has historically paid approximately four times normalized and sustainable EBITDA ("Valuation EBITDA") for its acquisitions. Usually, consideration is paid with a combination of cash at closing and a contingent note. Contingent notes are typically paid over a three-year period, subject to achievement of the Valuation EBITDA on an averaged basis over the three-year period subsequent to closing. In the event that the actual average EBITDA is less than the Valuation EBITDA, the purchase price and contingent payments are reduced by a multiple of the deficiency in EBITDA.

         In executing acquisitions, the acquisition team works closely with operating management of its service lines to identify, negotiate and complete acquisitions. A majority of acquisitions are negotiated on an exclusive basis, without the imposition of an intermediary-controlled auction process, thereby facilitating a focused effort by FirstService to build a relationship with its prospective partner and emphasize the appropriate balance of financial and non-financial, as well as long-term and short-term attributes of the acquisition to the vendor. Notwithstanding the varied acquisition opportunities available to FirstService, management remains committed to a disciplined approach to acquisitions, including a rigorous adherence to its strict acquisition criteria and transaction structure. As well, FirstService only allocates its financial and human resources to existing service lines for acquisitions if the management team has the capacity to integrate the acquisition and the performance of current operations is meeting or exceeding expectations.

         The integration process is a critical component of all acquisitions executed by FirstService. This process is initiated during due diligence, when opportunities for integration, operational improvements and the sharing of best practices are identified and an integration plan (the "Plan") is drafted by FirstService. Post-closing, the Plan is reviewed with management of the acquired company to ensure that it accurately captures and prioritizes the issues to be addressed. Once a buy-in has been obtained, the Plan is finalized and a timetable established for the execution of the Plan by the management of the acquired company. This is a collaborative process with a high degree of involvement from FirstService's integration team in overseeing the implementation and in monitoring progress against the timetable.

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

CURRENT YEAR DEVELOPMENTS

         On June 29, 2001, the Company amended and restated its credit agreement to allow for the issuance of additional debt. The new agreement provides a $140 million committed revolving credit facility, renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. On April 25, 2002, the facility was renewed to extend the final maturity to June 25, 2005. Also on June 29, 2001, the Company completed a private placement of $100 million of ten-year 8.06% Guaranteed Senior Secured Notes.

         The Company completed four tuck-under acquisitions in its Property Services Division during the year. In the Residential Property Management unit, Community Pool Service, Inc., a Maryland provider of swimming pool management services and Equity Management Group, Inc., a Manhattan-based property management company, were acquired in April 2001 and May 2001, respectively. In Consumer Services, FirstService acquired CC Seattle LLC in July 2001, the Washington State franchisee of its California Closets franchise system. Also in July 2001, the Integrated Security Services unit acquired VASEC Virginia Security and Automation, Inc., a security systems integrator serving the U.S. National Capitol Region.

         In the Business Services Division, one tuck-under acquisition was completed during the year. Right Choice Fulfillment ("Right Choice"), a rebate processing and fulfillment business located in Illinois, was purchased by DDS in February 2002. Right Choice generated revenue of $9.5 million and EBITDA of $1.0 million during the year ended December 31, 2001.

         During the year, the Company purchased minority shareholdings from two shareholders. In May 2001, the 10% of California Closet Company, Inc. not previously owned by the Company was purchased. In January 2002, the Company purchased an additional 7.2% of The Continental Group, Ltd. bringing its ownership to 87.3%.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Notes 12 and 17 to the consolidated financial statements, included herein under Part II, contain information regarding revenues, earnings before income taxes and minority interest, and total long-lived assets by geographic region.

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

MAJOR CUSTOMERS

         FirstService has no single customer that accounts for more than 2% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole.

EMPLOYEES

         The Company has approximately 10,500 full-time employees, rising to a total of 14,000 with seasonal employees in the spring and summer months.


TRADEMARKS

         FirstService's trademarks are important for the advertising and brand awareness of all of its businesses and franchises. The Company takes precautions to defend the value of its trademarks by maintaining legal registrations and by litigating against alleged infringements, if necessary.

         In the Company's Consumer Services unit, two franchise systems - California Closets and Paul Davis Restoration - have trademarks to which value has been ascribed in the consolidated financial statements. These two franchise systems have franchises in every significant population center in the United States. The value of these trademarks is derived from the recognition they enjoy among the target audiences for closet system installations and disaster restoration services. These trademarks have been in existence for many years, and their prominence among consumers has grown over time through the addition of franchisees and the ongoing marketing programs conducted by both franchisees and the Company.

ITEM 2.  PROPERTIES

         The head office of the Registrant is a 20,000 square foot, owned building located at 1140 Bay Street, Toronto, Ontario, Canada, M5S 2B4, approximately three-quarters of which is leased to third party tenants.

BUSINESS SERVICES DIVISION

         DDS leases approximately 1.7 million square feet of warehouse and office space in connection with its fulfillment operations. Principal warehouse locations include 360,000 square feet in Norristown, Pennsylvania; 360,000 square feet in Elyria, Ohio; 300,000 square feet in Strongsville, Ohio; 250,000 square feet in Dallas, Texas; 175,000 square feet in Toronto, Ontario; 116,000 square feet in Whittier, California; 98,000 square feet in Chicago, Illinois; and 73,000 square feet in Mascoutah, Illinois.

         Watts occupies approximately 106,000 square feet of owned and 373,000 square feet of leased space to house its customer support and fulfillment operations. The owned space is comprised of its Saint John, New Brunswick and two Prince Edward Island locations. Watts leases 292,000 square feet of space in Toronto, Ontario; 40,000 square feet in Bridgewater, Nova Scotia; 26,000 square feet in Delta, British Columbia and 15,000 square feet in Amherst, New York.

         BDP leases approximately 115,000 square feet of office space, consisting of 67,000 square feet in Toronto, Ontario; 27,000 square feet in Orangeville, Ontario; and 21,000 square feet in Ottawa, Ontario.

PROPERTY SERVICES DIVISION

         Within the Residential Property Management unit, FirstService owns a 38,000 square foot office and warehouse building located in Boca Raton, Florida, which is occupied by Prime Management Group, Inc. and a 35,000 square foot office and warehouse complex in Hollywood, Florida, which is occupied by The Continental Group, Ltd. All other Residential Property Management operations are housed in 55 locations totaling approximately 300,000 square feet in aggregate located in the states where services are offered.

         In Integrated Security Services, Intercon leases approximately 70,000 square feet of office space in Toronto, Ontario, Vancouver, British Columbia and Oakbrook, Illinois. SST leases 34,000 square feet of space in five locations within Pennsylvania, New York and New Jersey.

         In Consumer Services, TFC leases approximately 77,000 square feet of office and warehouse space in several locations across North America to house its franchise systems. Lawn care services occupy approximately 135,000 square feet of space in eight locations primarily in Ontario, Quebec and Alberta.

         The Company believes its existing premises, as described above, are sufficient to meet its current operating requirements. All significant leased properties are held under long-term leases.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, FirstService may become involved in legal proceedings with private or public parties. As at May 14, 2002, these proceedings included several general liability actions, none of which are material to the Company, and no environmental actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended March 31, 2002, no matters were submitted to a vote of security holders.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

         The Registrant's Subordinate Voting Shares are traded on the NASDAQ National Market ("NASDAQ") (symbol: FSRV) and The Toronto Stock Exchange ("TSE") (symbol: FSV). The Registrant's Multiple Voting Shares are not traded on any established public trading market.

         The following table shows the highest and lowest closing prices of the Registrant's Subordinate Voting Shares in each quarter of the two years ended March 31, 2002 and 2001:


           ---------------------- -------------- --------------- -------------- ---------------
                                         NASDAQ          NASDAQ            TSE             TSE
                                      QUARTERLY       QUARTERLY      QUARTERLY       QUARTERLY
                                     HIGH PRICE       LOW PRICE     HIGH PRICE       LOW PRICE
           QUARTER                       ($ US)          ($ US)        ($ CDN)         ($ CDN)
           ---------------------- -------------- --------------- -------------- ---------------
           FISCAL 2001      Q1          $ 12.75         $ 10.50        $ 19.20         $ 15.50
                            Q2            13.00           11.00          19.50           16.00
                            Q3            15.38           12.45          23.75           18.80
                            Q4            18.00           13.63          26.77           20.75

           ---------------------- -------------- --------------- -------------- ---------------
           FISCAL 2002      Q1            23.30           15.63          35.00           24.75
                            Q2            24.29           18.95          37.77           30.77
                            Q3            28.12           20.66          44.93           32.35
                            Q4            28.09           21.13          44.80           33.52

           ---------------------- -------------- --------------- -------------- ---------------


         As of May 14, 2002, in relation to the Subordinate Voting Shares, there were approximately 300 shareholders of record and approximately 4,000 persons who held shares in the names of nominees. One shareholder, the President and Chief Executive Officer of the Company, held all of the Multiple Voting Shares.

         No dividends were declared by the Registrant during the two fiscal years ended March 31, 2002 and 2001. The Company's agreements with its lenders prohibit the Company from declaring dividends without the prior approval of the lenders.

TAXATION

         The following discussion summarizes certain tax considerations relevant to an investment by individuals and corporations who, for income tax purposes, are resident in the United States and not in Canada, hold shares as capital property, and do not use or hold the shares in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively "Unconnected U.S. Shareholders"). The Canadian tax consequences of investment in the shares by investors who are not Unconnected U.S. Shareholders may be expected to differ substantially from the tax consequences discussed herein. This discussion is based upon the provisions of the Income Tax Act (Canada) (the "Tax Act"), the Convention between Canada and the United States of America with respect to taxes on income and capital (the "Convention") and the published administrative practices of the Canada Customs and Revenue Agency and judicial decisions, all of which are subject to change. This discussion does not take into account the tax laws of the various provinces or territories of Canada.

         This discussion is intended to be a general description of the Canadian tax considerations and does not take into account the individual circumstances of any particular shareholder.

         Any cash and stock dividends on the shares payable to Unconnected U.S. Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected U.S. Shareholders is 15%. In the case of a U. S. corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the Convention is 5%.

         Capital gains realized on the disposition of shares by Unconnected U.S. Shareholders will not be subject to tax under the Tax Act unless such shares are taxable Canadian property within the meaning of the Tax Act. Shares will not be taxable Canadian property to a holder unless, at any time during the five-year period immediately preceding the disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the shares are considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected U.S. Shareholders from tax under the Tax Act in respect of a disposition of shares, provided the value of the shares of the Company is not derived principally from real property situated in Canada.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides summary information of the equity compensation plans under which equity securities of the Registrant are authorized for issuance:


------------------------------------------------- ---------------------- ------------------ --------------------------
                                                                                                NUMBER OF SUBORDINATE
                                                              NUMBER OF   WEIGHTED-AVERAGE    VOTING SHARES REMAINING
                                                     SUBORDINATE VOTING     EXERCISE PRICE       AVAILABLE FOR FUTURE
                                                    SHARES TO BE ISSUED     OF OUTSTANDING      ISSUANCE UNDER EQUITY
                                                       UPON EXERCISE OF           OPTIONS,         COMPENSATION PLANS
                                                   OUTSTANDING OPTIONS,       WARRANTS AND      (EXCLUDING SECURITIES
PLAN CATEGORY                                       WARRANTS AND RIGHTS             RIGHTS     REFLECTED IN COLUMN A)

------------------------------------------------- ---------------------- ------------------ --------------------------
COLUMN                                                                A                  B                          C
------------------------------------------------- ---------------------- ------------------ --------------------------
Equity compensation plans approved by
security holders:

     Amended Stock Option Plan #2                             2,119,115             $13.20                    154,530
                                                                             ($21.05 Cdn.)

------------------------------------------------- ---------------------- ------------------ --------------------------

Equity compensation plans not approved by security holders:

     None.                                                            -                  -                          -

------------------------------------------------- ---------------------- ------------------ --------------------------

RECENT SALES OF UNREGISTERED SECURITIES

         On June 29, 2001, FirstService sold $100 million of its 8.06% Guaranteed Senior Secured Notes due 2011. The sole placement agent was Merrill Lynch, Pierce, Fenner & Smith Inc. and the securities were sold to qualified institutional buyers ("QIBs") within the meaning of Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and to institutional accredited investors ("IAIs") within the meaning of Rule 501 of Regulation D of the Securities

Act. The aggregate placement agent's fees and commissions were $1.35 million. As the transaction involved sales solely to QIBs and IAIs, FirstService relied on the exemption from the registration requirements of Section 5 provided by
Section 4(2) of the Securities Act, including Regulation D thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(in thousands of U.S. Dollars, except per share amounts)


    ---------------------------------------- ------------ ------------ ------------ ------------ ------------
    YEAR ENDED MARCH 31                         2002 (1)         2001         2000         1999         1998
    ---------------------------------------- ------------ ------------ ------------ ------------ ------------
    ---------------------------------------- ------------ ------------ ------------ ------------ ------------
    OPERATIONS

    Revenues                                   $ 512,689    $ 424,174    $ 340,035    $ 263,361    $ 196,488
    EBITDA (2)                                    57,122       47,855       37,977       28,767       18,608
    Operating profit (3)                          45,043       35,926       27,870       20,622       13,331
    Net earnings before extraordinary item        18,211       12,707        9,868        7,222        4,435
    Net earnings                                  17,414       12,707        9,868        7,222        4,435

    FINANCIAL POSITION

    Total assets                               $ 358,205    $ 313,660    $ 230,887    $ 184,306    $ 126,019
    Long-term debt (4)                           160,488      149,374      102,177       84,516       38,163
    Shareholders' equity                          99,842       79,456       68,338       59,020       44,807
    Book value per share                            7.25         6.03         5.26         4.57         3.65

    SHARE DATA

    Net earnings per share before
    extraordinary items

        Basic                                     $ 1.34       $ 0.97       $ 0.76       $ 0.57       $ 0.43
        Diluted                                     1.25         0.92         0.72         0.54         0.41
    Weighted average shares (thousands)

        Basic                                     13,565       13,074       12,948       12,564       10,370
        Diluted                                   14,600       13,841       13,708       13,475       10,936
    Cash dividends per share                           -            -            -            -            -
    ---------------------------------------- ------------ ------------ ------------ ------------ ------------

 NOTES

(1) Statement of Financial Accounting Standards No. 142 ("SFAS 142") was adopted effective April 1, 2001, which resulted in a material decrease in amortization expense and a material increase in net earnings. Fiscal 2001 net earnings, adjusted for SFAS 142, were $15,560 and net earnings per share were $1.19 (basic) and $1.12 (diluted). Fiscal 2000 net earnings, adjusted for SFAS 142, were $11,382 and net earnings per share were $0.88 (basic) and $0.83 (diluted).

(2) Net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization.

(3) Net earnings before extraordinary items, minority interest share of earnings, income taxes and interest.

(4) Excluding current portion of long-term debt and effect of interest rate swap.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - YEAR ENDED MARCH 31, 2002

         Consolidated revenues for Fiscal 2002 were $512.7 million, a 21% increase from the $424.2 million reported for the year ended March 31, 2001 ("Fiscal 2001"). Approximately $69.0 million of the increase resulted from the acquisitions of Watts in March 2001, VASEC Virginia Security and Automation, Inc. ("VASEC") in July 2001, several smaller tuck-under companies and the full-year impact of other acquisitions completed in Fiscal 2001.

         During Fiscal 2002, the value of the Canadian dollar deteriorated 3.9% relative to the value of the U.S. dollar, based on the average annual exchange rates versus the prior year. During Fiscal 2002, 33% of the Company's revenues were Canadian dollar denominated. Had the exchange rate been held constant year-over-year, the Company's revenues would have been approximately $6.9 million higher, EBITDA 1 would have been $0.6 million higher and diluted earnings per share would have been $0.02 higher.

         EBITDA increased 19%, to $57.1 million from $47.9 million in the prior year, while EBITDA margins declined 15 basis points to 11.1% of revenue. The decline in margin is the result of lower sales of higher-margin residential property painting and restoration services, as well as reduced levels of activity in the Business Services fulfillment operations, which typically carry 15% EBITDA margins.

         Depreciation for the year ended March 31, 2002 was $11.4 million, up 48% from the previous year, mainly due to the acquisition of Watts. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), therefore, no goodwill amortization was recorded during the fiscal year. Amortization of intangibles was $0.7 million, compared to $0.8 million in the previous year.

         Interest expense increased 19% over the prior year's level to $11.6 million, primarily as a result of increased borrowings related to the acquisition of Watts completed in March 2001 and contingent acquisition payments made during the year. The Company's average indebtedness during the year increased $41 million or 34% relative to the prior year. Weighted average interest rates were approximately 7.1% in Fiscal 2002 compared to 8.1% in Fiscal 2001, due to the combined effects of lower floating interest rates, the issuance of the fixed-rate debt and the interest rate swap discussed below. In Fiscal 2001, the Company was subject to floating interest rates on the majority of its debt. On June 29, 2001 the Company issued $100 million of 8.06% fixed-rate Guaranteed Senior Secured Notes (the "Notes") and amended and restated its credit agreement for a new $140 million committed senior revolving credit facility (the "Credit Facility") bearing interest at 1.50% to 3.00% above floating reference rates, depending on certain leverage ratios.


--------------------------
1 EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA is a financial metric used by many investors to compare companies on the basis of operating results, asset value and the ability to incur and service debt. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles ("U.S. GAAP"). Non-U.S. GAAP earnings measures, such as EBITDA, do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other issuers.

         On December 7, 2001, the Company entered into an interest rate swap agreement in which the interest stream on $75 million of the fixed-rate 8.06% Notes was exchanged for the variable interest rate of LIBOR + 2.505%. The swap has a maturity matched to the underlying Notes due June 29, 2011. During the four months the swap was in effect, interest savings of $0.6 million resulted. This swap is being accounted for as a hedge in accordance with SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The swap is carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings.

         The income tax provision for the year ended March 31, 2002 was approximately 34% of earnings before taxes, compared with 40% in the prior year. The decline in tax rate resulted from two major factors: (i) the increase in pre-tax earnings resulting from the non-amortization of goodwill due to the adoption of SFAS 142, which reduced the effective tax rate and (ii) continuing leverage from the cross-border tax structure implemented in Fiscal 2000. The Company anticipates that the Fiscal 2003 tax rate will approximate that experienced during Fiscal 2002.

         The minority interest share of earnings increased to $3.9 million or 17.5% of earnings before minority interest from $3.0 million, or 19.0%, in the prior year. The $0.9 million increase reflects the increase in earnings year-over-year, including the effects of the non-amortization of goodwill as per SFAS 142, which impacted certain non-wholly owned subsidiaries with goodwill on their balance sheets. The decline in minority interest as a percentage of earnings before minority interest resulted from the acquisition of minority interests during the year, including California Closet Company, Inc. ("California Closets") and The Continental Group, Ltd. ("Continental").

         Net earnings before the extraordinary item were $18.2 million, a 17% increase over the prior year (adjusted for SFAS 142), while diluted earnings per share increased 12% to $1.25 (also adjusted for SFAS 142). The increase in diluted earnings per share reflects a 3.8% increase in the weighted average share count as a result of shares issued upon the exercise of stock options and an increase in dilution caused by the 77% increase in the average market price of the Company's shares relative to the prior year.

         At the time of the issuance of the Notes and the completion of the Credit Facility on June 29, 2001, the Company wrote off the financing fees related to its previous debt arrangements. This resulted in an extraordinary loss, net of taxes, of $0.8 million. Net earnings, after the extraordinary item, were $17.4 million.

         Revenues for the Property Services Division were $384.8 million, an increase of $43.3 million or 13% over the prior year. Approximately $24.0 million of the revenue increase resulted from the acquisitions of several tuck-under companies in Fiscal 2002 in addition to the full year impact of acquisitions completed during Fiscal 2001. The balance of the increase resulted from internal growth of 6% (adjusted for foreign exchange impact). Property Services EBITDA grew 7% to $39.2 million or 10.2% of revenue. In the prior year, the EBITDA margin was 10.7%.

         Within Property Services, the Residential Property Management unit generated $205.4 million of revenues for the year, up 13% over the prior year due to internal growth and two small tuck-under acquisitions. Residential Property Management EBITDA was $18.8 million, up 4% over the prior year. The EBITDA margin was 9.2% compared to 9.9% in the prior year. The decline in margin is attributable to the slowdown in painting and restoration operations experienced in the second, third and fourth quarters.

         The Integrated Security Services unit reported revenues of $95.5 million, representing growth of 18% over the prior year primarily due to the acquisition of VASEC in July 2001, as well as the full-year impact of the Security Services and Technologies ("SST") acquisition completed in July 2000, combined with internal growth of 11%. EBITDA was $6.5 million, up 9% over the prior year and EBITDA margins were 6.8% compared with 7.4% in Fiscal 2001. The margin decline is primarily due to mix change resulting from stronger relative revenue growth in the low margin security guard operations, particularly since September 11, 2001.

         Consumer Services revenues advanced to $84.0 million, up 7% over the prior year due to the July 2001 acquisition of CC Seattle LLC, the Washington State franchise of the Company's California Closets franchise system. EBITDA was $13.8 million, up 10% over the prior year. EBITDA margins rose from 15.9% in the prior year to 16.5% in Fiscal 2002 principally as a result of overhead leveraging.

         Revenues for the Business Services Division were $127.5 million, an increase of 55% or $45 million over Fiscal 2001. Approximately all of the revenue increase is attributable to the March 2001 acquisition of Watts and the February 2002 acquisition of Right Choice. Internal growth was 2% after adjusting for the impact of foreign exchange. Business Services EBITDA grew 41% to $22.4 million, while margins fell to 17.6% from 19.3%. The margin decline was primarily due to the inclusion of Watts, which carries margins of 13-14% due to its lower-margin direct mail and customer contact operations. Margins at the DDS fulfillment operations were also down year-over-year due to the slowdown in clients' promotional activities experienced in the second, third and fourth quarters.

         Corporate expenses decreased to $4.5 million in Fiscal 2002 from $4.6 million last year, primarily as a result of lower bonuses at the executive level.


RESULTS OF OPERATIONS - YEAR ENDED MARCH 31, 2001

         Consolidated revenues for Fiscal 2001 were $424.2 million, a 25% increase from the $340.0 million reported for the year ended March 31, 2000 ("Fiscal 2000"). Approximately $44.0 million of the increase resulted from the acquisitions of SST and Watts, several smaller tuck-under companies and the full-year impact of acquisitions completed in Fiscal 2000. The balance resulted from internal growth of approximately 12%.

         EBITDA increased 26%, to $47.9 million from $38.0 million in the prior year, while EBITDA margins increased 10 basis points to 11.3% of revenue.

         Depreciation in Fiscal 2001 was $7.7 million, up 19% from the previous year due largely to acquisitions. Amortization for the year was $4.2 million, up 17% over Fiscal 2000 due to the significant amount of goodwill that has resulted from the acquisitions completed during the years ended March 31, 2001 and 2000.

         Interest expense increased 24% over the prior year's levels to $9.8 million as a result of increased borrowings related to acquisitions completed during Fiscal 2001 and 2000 and higher interest rates. Weighted average interest rates were approximately 8.1% in Fiscal 2001 compared to 7.7% in Fiscal 2000. The change in rates is attributable to increases in floating reference rates.

         The income tax provision for the year ended March 31, 2001 was approximately 40% of earnings before taxes, similar to the prior year.

         Minority interest increased to $3.0 million or 19.0% of earnings before minority interest from $2.2 million, or 18.0% in the prior year. The increase reflects a change in the mix of earnings relative to the prior year as certain operations having higher minority shareholdings contributed more to consolidated earnings.

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

         Within Property Services, the Residential Property Management unit generated $181.7 million of revenues for the year, up 36% over the prior year due to internal growth and several tuck-under acquisitions including Silver Plumbing, Aquashield Corporation, and Dickinson Management, all completed during Fiscal 2001. Residential Property Management EBITDA was $18.1 million, up 58% over the prior year. The EBITDA margin was 9.9% compared to 8.5% in the prior year, up due to productivity improvements and changes in the service mix due to higher margin restoration and swimming pool management acquisitions completed during the two years.

         The Integrated Security Services unit reported revenues of $81.0 million, representing growth of 32% over the prior year fuelled by the acquisitions of SST and Century Security. EBITDA was $6.0 million, up 20% over the prior year and EBITDA margins were 7.4% compared with 8.2%. Fiscal 2000's unusually high margin was due to several highly profitable special contracts completed during that year.

         Consumer Services revenues were $78.8 million, up 11% over the prior year due to internal growth and the October 2000 acquisition of Creative Closets, the Boston franchise of California Closets. EBITDA was $12.5 million, up 16% over the prior year. EBITDA margins rose from 15.1% in the prior year to 15.9% in Fiscal 2001 as a result of operating efficiency improvements and the mix change from the Creative Closets acquisition.

         Revenues for the Business Services Division were $82.3 million, an increase of 13% or $9.1 million over Fiscal 2000. Approximately $4.0 million of the revenue increase is attributable to the March 1, 2001 acquisition of Watts with the balance from internal growth of approximately 7%. Business Services EBITDA grew 8.0% to $15.9 million, while margins fell to 19.3% from 20.1%. The margin decline was primarily due to the inclusion of Watts, which earned margins of approximately 13% due to its lower-margin direct mail and customer contact operations.

         Corporate expenses increased to $4.7 million in Fiscal 2001 from $4.0 million, primarily as a result of higher professional services fees relating to income taxes and to the investigation of potential acquisitions that were not completed.

QUARTERLY RESULTS - YEARS ENDED MARCH 31, 2002 AND 2001
(in thousands of U.S. Dollars, except per share amounts)


------------------------------------------------------------------------------------------------------------------
                                                             Q1          Q2           Q3          Q4         YEAR
------------------------------------------------------------------------------------------------------------------
FISCAL 2002 (1)

Revenues                                              $ 136,575   $ 140,468    $ 117,809   $ 117,837    $ 512,689
EBITDA (2)                                               18,760      22,012        9,215       7,135       57,122
Operating profit (3)                                     15,804      19,112        6,175       3,952       45,043
Net earnings before extraordinary item                    7,090       8,838        1,737         546       18,211
Net earnings per share before extraordinary item:
    Basic                                                $ 0.53      $ 0.65       $ 0.13      $ 0.04       $ 1.34
    Diluted                                                0.49        0.61         0.12        0.04         1.25

FISCAL 2001
Revenues                                              $ 105,391   $ 118,165     $ 96,957   $ 103,661    $ 424,174
EBITDA (2)                                               14,457      19,448        7,739       6,211       47,855
Operating profit (3)                                     11,739      16,534        4,779       2,874       35,926
Net earnings before extraordinary item                    4,679       6,938        1,055          35       12,707
Net earnings per share before extraordinary item:
    Basic                                                $ 0.36      $ 0.53       $ 0.08      $ 0.00       $ 0.97
    Diluted                                                0.34        0.50         0.08        0.00         0.92

Fiscal 2001 adjusted for SFAS 142:

    Net earnings before extraordinary item              $ 5,417     $ 7,721      $ 1,869       $ 553     $ 15,560
    Net earnings per share before extraordinary
        item:
        Basic                                            $ 0.42      $ 0.59       $ 0.14        0.04       $ 1.19
        Diluted                                            0.40        0.56         0.13        0.04         1.12
------------------------------------------------------------------------------------------------------------------

NOTES

(1) SFAS 142 was adopted effective April 1, 2001, which resulted in a material decrease in amortization expense and a material increase in net earnings. Fiscal 2001 net earnings, adjusted for SFAS 142, are shown below the Fiscal 2001 figures.

(2) Net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization.

(3) Net earnings before extraordinary items, minority interest share of earnings, income taxes and interest.

RECONCILIATION OF EBITDA TO OPERATING PROFIT

         EBITDA does not include depreciation and amortization expenses, while operating profit does include those expenses. The sum of operating profit, as reported in Note 17 to the consolidated financial statements, and depreciation and amortization, also reported in Note 17, is EBITDA.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for lawn care services, exterior painting services and swimming pool maintenance in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. Residential Property

Management, Integrated Security Services, Business Services and most of the franchised Consumer Services generate revenues approximately evenly throughout the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations and bank borrowings have historically been the primary funding sources for working capital requirements, capital expenditures and acquisitions. Net cash provided by operating activities for Fiscal 2002 was $25.0 million, up 12% over the prior year, approximately in line with the annual increase in earnings. Management believes that funds from these sources and proceeds from capital stock issues will remain available and are adequate to support ongoing operational requirements and near-term acquisition growth.

         On June 29, 2001, the Company amended and restated its credit agreement to allow for the issuance of additional debt. The amended and restated agreement provides $140 million of committed revolving credit facility that is renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on April 25, 2002. The Credit Facility bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. Also on June 29, 2001, the Company completed a private placement of $100 million of 8.06% Guaranteed Senior Secured Notes. The Notes have a final maturity of ten years, with equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life. Covenants and other limitations within the amended credit agreement and the Notes are similar to those contained in the prior credit agreement. As at March 31, 2002, the Company has drawn $56.2 million U.S. and was in compliance with all covenants. Net borrowings increased by $13.3 million from March 31, 2001 to March 31, 2002.

         FirstService's previous credit agreement provided six-year committed revolving credit facilities of $50 million Cdn. and $130 million U.S. to fund acquisitions. Outstanding indebtedness bore interest at a rate based on competitive floating reference rates, as selected by the Company, such as LIBOR, plus a margin of 1.00% to 1.50% per annum, depending on certain leverage ratios. The agreement required the Company to meet specific financial ratios and placed certain limitations on additional borrowing and the ability to pay dividends or sell assets. This agreement was terminated on June 29, 2001, and resulted in the write-off of deferred financing fees totaling $0.8 million, net of taxes.

         During Fiscal 2002, capital expenditures totaled $15.6 million comprising approximately $1.4 million for land and buildings, $4.0 million in expenditures on production equipment, $2.0 million on vehicles, $7.6 million on computer equipment and software and $0.6 million for leasehold improvements. The Property Services Division incurred $9.2 million of capital expenditures, the Business Services Division $5.9 million and Corporate $0.5 million.

         During the year, the Property Services Division purchased a 12,000 square foot building in Hollywood, Florida at a total cost of $1.4 million. Separately, it also relocated its leased northern New Jersey and Phoenix offices. The Business Services Division relocated its DDS Dallas operation to a larger and more efficient facility. Business Services also completed several software projects including phases of a multi-year warehouse management system upgrade and accounting software upgrades.

         Looking forward to Fiscal 2003, capital expenditures are expected to be significantly lower than Fiscal 2002 levels. Property Services will continue to invest in productivity-enhancing software and hardware. In Business Services, the Company intends to continue with its warehouse management system upgrade. No major facilities moves or expansions are planned.

         Acquisition expenditures during the year totaled $20.0 million, comprised of $7.7 million for initial acquisition payments, $7.7 million of contingent acquisition liability payments, and $4.6 million related to the acquisition of minority interests of subsidiaries. All of the acquisition consideration was in the form of cash.

         In relation to acquisitions completed during the past three years, the Company has contingent acquisition liabilities totaling $21.3 million that are not recorded on the balance sheet. The payment of these amounts is contingent on the acquired businesses meeting pre-determined earnings targets. Any payments, when and if made, would be in cash and would result in an increase in the purchase price for such acquisitions and, as a result, additional intangible assets or goodwill.

         In those operations where operating managements are also minority owners, the Company is party to shareholders' agreements. These agreements allow the Company to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority shareholders' interests was approximately $30.0 million at March 31, 2002. While it is not management's intention to acquire outstanding minority interests, this step would materially increase net earnings. On an annual basis, the impact of the acquisition of all minority interests would increase interest expense by $1.3 million, reduce income taxes by $0.4 million and reduce minority interest share of earnings by $3.9 million, resulting in an approximate net increase to net earnings of $3.0 million.

         The following table summarizes the Company's contractual obligations as at March 31, 2002:

------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                            PAYMENTS DUE BY PERIOD
                                        --------------------------------------------------------------------------------
(In thousands of U.S. Dollars)                           LESS THAN 1
                                              TOTAL             YEAR        1-3 YEARS        4-5 YEARS    AFTER 5 YEARS
------------------------------------------------------------------------------------------------------------------------
Long-term debt                            $ 162,479            6,045           14,918           71,632           69,884
Capital lease obligations                     3,132            1,148            1,739              245                -
Operating leases                             55,841           13,011           20,958           11,581           10,291
Unconditional purchase obligations                -                -                -                -                -
Other long-term obligations                       -                -                -                -                -
                                        -----------     ------------     ------------     ------------     ------------

Total contractual obligations             $ 221,452         $ 20,204         $ 37,615         $ 83,458         $ 80,175
------------------------------------------------------------------------------------------------------------------------

         At March 31, 2002, the Company had commercial commitments totaling $2.2 million comprised of letters of credit outstanding due to expire within one year.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those that management deems to be most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. The Company has identified two critical accounting policies: goodwill and indefinite life intangible assets impairment testing and acquisition purchase price allocations.

         The annual goodwill and indefinite life intangible assets impairment testing required under SFAS 142 requires judgment on the part of management. Goodwill and indefinite life intangible assets impairment testing involves making estimates concerning the fair value of reporting units and then comparing the fair value to the carrying amount of each unit. If fair values were to decline dramatically, due to a prolonged economic downturn or changes in the business environment, it is possible that conditions for impairment of goodwill and indefinite life intangible assets could exist.

         Acquisition purchase price allocations require use of estimates and judgment on the part of management, especially in the determination of intangible assets acquired relative to the amount that is classified as goodwill. For example, if different assumptions were used regarding the profitability and expected lives of acquired customer contracts and relationships, different amounts of intangible assets and related amortization could be reported.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company adopted SFAS 141 and 142, BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLES, during the year. With respect to SFAS 142, the Company elected early adoption effective April 1, 2001. SFAS 141 was adopted effective July 1, 2001. Note 3 to the consolidated financial statements describes the impact of these standards.

         In August 2001, the FASB issued SFAS 143, ACCOUNTING FOR RETIREMENT OBLIGATIONS, effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. The Company expects that SFAS 143 will not have a material impact on its results of operations or financial condition.

         In August 2001, FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for the Company's fiscal year ending March 31, 2003. The standard addresses the accounting for long-lived assets (i) to be held and used; (ii) to be disposed of by sale; and (iii) to be disposed of other than by sale. The Company expects that SFAS 144 will not have a material impact on its results of operations or financial condition.

         In April 2002, FASB issued SFAS 145, RESCISSION OF SFAS 4, 44 AND 64, AMENDMENT OF SFAS 13 AND TECHNICAL CORRECTIONS AS OF APRIL 2002. This new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2004. Had SFAS 145 been in effect during the year ended March 31, 2002, the extraordinary loss on early retirement of debt of $0.8 million

(net of income tax benefit of $0.6 million) would have been reported as interest expense of $1.4 million and a reduction of income tax expense of $0.6 million.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. The Company's actual results may differ materially from such statements. Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the U.S. and Canadian economies, and the ability of the Company to make acquisitions at reasonable prices. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company notes that past performance in operations and share price are not necessarily predictive of future performance.

ITEM 7A. FINANCIAL INSTRUMENTS - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has identified two market risks that may impact its earnings and cash flows: interest rate risk and foreign currency risk. The Company uses sensitivity analyses as its primary analytical technique to evaluate the hypothetical effects of market risks on future earnings and cash flows, and sensitivity analyses are provided below.

INTEREST RATE RISK

         FirstService's exposure to market risk for changes in interest rates comes from two sources: (i) its revolving Credit Facility which bears interest at floating reference rates, primarily LIBOR, plus a spread that is variable depending on certain leverage ratios, and (ii) its $75 million variable for fixed interest rate swap arrangement. On March 31, 2002, the amount drawn on the revolving Credit Facility was $56.2 million, bearing interest at a rate of 4.2%. The variable interest rate under the terms of the swap was approximately 4.4% as at March 31, 2002. The Company may from time to time use derivative instruments to manage its interest rate risk, and as at March 31, 2002, only one such instrument, described above, was held.

         A 10% increase in floating reference rates, or 20 basis points, would increase interest expense by approximately $0.3 million, and decrease net earnings by $0.2 million, over a full year. A 10% increase in the Company's total debt to EBITDA leverage ratio would result in a 75 basis point increase in the interest rate spread over floating reference rates, increasing interest expense by approximately $0.4 million and reducing net earnings by $0.3 million, over a full year.

FOREIGN CURRENCY RISK

         Approximately 33% of FirstService's operations are conducted in foreign currencies, principally in Canadian dollars. FirstService monitors its foreign currency exposure. The Company may from time to time use derivative instruments to manage its foreign currency risk, and as at March 31, 2002, no such instruments were held.

         FirstService has mitigated, and expects to continue to mitigate, a portion of its currency exposure through the decentralized nature of its organization, where, in each business unit, generally both revenue and the related costs are local currency based. FirstService has the ability to borrow funds under its revolving Credit Facility in either or both U.S. and Canadian currencies. This allows the Company to effectively match the currency of earnings with the currency of principal and interest payments, which also mitigates some foreign currency risk.

         A 3% ($0.02 U.S.) change in the value of the Canadian dollar would have the impact of changing revenue by $5.1 million and net earnings by approximately $0.3 million, over a full year. A decline in the value of the Canadian dollar relative to the U.S. dollar would have the impact of reducing the revenue and earnings of FirstService.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Set forth below is the report of PricewaterhouseCoopers LLP dated May 10, 2002, the consolidated balance sheets of FirstService Corporation as at March 31, 2002 and 2001, the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three year period ended March 31, 2002 and the notes to the consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the shareholders of FirstService Corporation:

We have audited the consolidated balance sheets of FirstService Corporation as at March 31, 2002 and 2001 and the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three-year period ended March 31, 2002. These consolidated financial statements and the financial statement schedules listed in the index appearing under Item 14 on page 62 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and 2001 and the results of its operations and cash flows for each year in the three-year period ended March 31, 2002 in accordance with United States generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets effective April 1, 2001.

We also reported separately on May 10, 2002, to the shareholders of the Company on our audit, conducted in accordance with Canadian generally accepted auditing standards, where we expressed an opinion without reservation on the March 31, 2002 and 2001 consolidated financial statements, prepared in accordance with Canadian generally accepted accounting principles.


PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Toronto, Ontario
May 10, 2002

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands of U.S. Dollars, except per share amounts) - in accordance with United States generally accepted accounting principles


For the years ended March 31                                                     2002           2001            2000
-------------------------------------------------------------------- ----------------- -------------- ---------------
Revenues                                                                    $ 512,689      $ 424,174       $ 340,035

Cost of revenues                                                              343,415        284,474         226,154
Selling, general and administrative expenses                                  112,152         91,845          75,904
Depreciation and amortization                                                  12,079         11,929          10,107
Interest                                                                       11,616          9,767           7,849
-------------------------------------------------------------------- ----------------- -------------- ---------------
Earnings before income taxes and minority interest                             33,427         26,159          20,021
Income taxes (note 12)                                                         11,355         10,464           7,989
-------------------------------------------------------------------- ----------------- -------------- ---------------
Earnings before minority interest                                              22,072         15,695          12,032
Minority interest share of earnings                                             3,861          2,988           2,164
-------------------------------------------------------------------- ----------------- -------------- ---------------
Net earnings before extraordinary item                                         18,211         12,707           9,868
-------------------------------------------------------------------- ----------------- -------------- ---------------
Extraordinary loss on early retirement of
debt, net of income tax benefit of $578                                           797              -               -
==================================================================== ================= ============== ===============
NET EARNINGS                                                                 $ 17,414       $ 12,707         $ 9,868
==================================================================== ================= ============== ===============

EARNINGS PER SHARE (NOTE 13)
Net earnings before extraordinary item:

     Basic                                                                     $ 1.34         $ 0.97          $ 0.76

     Diluted                                                                     1.25           0.92            0.72

Net earnings:

     Basic                                                                       1.28           0.97            0.76
     Diluted                                                                     1.19           0.92            0.72
==================================================================== ================= ============== ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles

As at March 31                                                                               2002           2001
--------------------------------------------------------------------------------- ---------------- --------------

ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                                            $ 7,332        $ 5,115
     Accounts receivable, net of an allowance of $4,084 (2001 - $4,123)                    88,587         79,473
     Inventories (note 5)                                                                   9,078          9,627
     Prepaids and other (note 5)                                                           13,303         10,757
     Deferred income taxes (note 12)                                                        2,571          1,136
--------------------------------------------------------------------------------- ---------------- --------------
                                                                                          120,871        106,108

--------------------------------------------------------------------------------- ---------------- --------------

Other receivables (note 6)                                                                  4,908          5,092
Fixed assets (note 7)                                                                      45,367         40,741
Other assets (note 7)                                                                       5,411          4,026
Deferred income taxes (note 12)                                                               972          1,472
Intangible assets (note 8)                                                                 29,422         25,557
Goodwill (note 9)                                                                         151,254        130,664
--------------------------------------------------------------------------------- ---------------- --------------

                                                                                          237,334        207,552
--------------------------------------------------------------------------------- ---------------- --------------
                                                                                        $ 358,205      $ 313,660
================================================================================= ================ ==============
LIABILITIES
CURRENT LIABILITIES

     Accounts payable                                                                    $ 20,587       $ 22,220
     Accrued liabilities (note 5)                                                          38,269         34,001
     Income taxes payable                                                                   2,259          2,436
     Unearned revenue                                                                       9,654          9,505
     Long-term debt - current (note 10)                                                     7,193          3,050
     Deferred income taxes (note 12)                                                          583            558
--------------------------------------------------------------------------------- ---------------- --------------
                                                                                           78,545         71,770

--------------------------------------------------------------------------------- ---------------- --------------

Long-term debt less current portion (note 10)                                             158,418        149,374
Interest rate swap (note 15)                                                                2,070              -
Deferred income taxes (note 12)                                                             7,881          4,236
Minority interest                                                                          11,449          8,824
--------------------------------------------------------------------------------- ---------------- --------------
                                                                                          179,818        162,434

--------------------------------------------------------------------------------- ---------------- --------------
SHAREHOLDERS' EQUITY

     Capital stock (note 11)                                                               57,712         54,863
          Issued and outstanding 13,112,418 (2001 - 12,505,393)
             Subordinate Voting Shares and 662,847 (2001 - 662,847)
             convertible Multiple Voting Shares

     Receivables pursuant to share purchase plan (note 11)                                (2,630)        (3,196)
     Retained earnings                                                                     45,386         27,972
     Cumulative other comprehensive loss                                                    (626)          (183)
--------------------------------------------------------------------------------- ---------------- --------------
                                                                                           99,842         79,456
--------------------------------------------------------------------------------- ---------------- --------------
                                                                                        $ 358,205      $ 313,660
================================================================================= ================ ==============

Commitments and contingencies (note 16)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Signed on behalf of the Board

Director                                                               Director

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles

                                  Issued and                      Receivables                       Cumulative
                                 outstanding           Capital    pursuant to                            other           Total
                                      shares             stock          share      Retained      comprehensive   shareholders'
                                   (note 11)         (note 11)  purchase plan       earnings   earnings (loss)          equity
--------------------------------------------- --- ------------- -------------- --- ----------- ---------------- ---------------
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Balance, March 31, 1999           12,919,055          $ 53,654       $ (3,294)         $ 6,168          $ 2,492        $ 59,020
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Comprehensive earnings:
     Net earnings                    -                 -               -                9,868          -                 9,868
     Foreign currency
          translation
          adjustments                -                 -               -               -                 (323)           (323)
                                                                                                                    -----------
Comprehensive earnings                                                                                                   9,545
                                                                                                                    -----------

Subordinate Voting Shares:
     Stock options exercised         132,475               465         -               -               -                   465
     Purchased for
         cancellation               (62,000)             (270)         -                (422)          -                 (692)
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Balance, March 31, 2000           12,989,530            53,849        (3,294)          15,614            2,169          68,338
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Comprehensive earnings:
     Net earnings                    -                 -               -               12,707          -                12,707
     Foreign currency
          translation
          adjustments (note 14)      -                 -               -               -               (2,352)         (2,352)
                                                                                                                    -----------
Comprehensive earnings                                                                                                  10,355
                                                                                                                    -----------
Subordinate Voting Shares:
     Issued for purchase
        of  minority interest         69,360               649         -               -               -                   649

     Stock options exercised         158,850               580         -               -               -                   580
     Purchased for
         cancellation               (49,500)             (215)         -                (349)          -                 (564)
Cash payments on share
      purchase plan                  -                 -                   98          -               -                    98
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Balance, March 31, 2001           13,168,240            54,863        (3,196)          27,972            (183)          79,456
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Comprehensive earnings:
     Net earnings                          -                                           17,414                           17,414
     Foreign currency
          translation
          adjustments                      -                                                             (443)           (443)
                                                                                                                    -----------
Comprehensive earnings                                                                                                  16,971
                                                                                                                    -----------
Subordinate Voting Shares:
     Stock options exercised         607,025             2,849                                                           2,849
Cash payments on share
      purchase plan                        -                              566                                              566
------------------------------- ------------- --- ------------- -- ----------- --- ----------- -- ------------- --- -----------
Balance, March 31, 2002           13,775,265          $ 57,712      $ (2,630)        $ 45,386          $ (626)        $ 99,842
=============================== ============= === ============= == =========== === =========== == ============= === ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars) - in accordance with United States generally accepted accounting principles

For the years ended March 31                                             2002             2001             2002
-------------------------------------------------------------- ---------------- ---------------- ---------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net earnings                                                          $ 17,414         $ 12,707         $ 9,868
Items not affecting cash:
     Depreciation and amortization                                      12,079           11,929          10,107
     Deferred income taxes                                                 489            1,056           1,087
     Minority interest share of earnings                                 3,861            2,988           2,164
     Write-off of financing fees on early debt retirement                1,375                -               -
     Other                                                                 471              451             446
Changes in operating assets and liabilities:

     Accounts receivable                                               (7,043)          (5,235)         (2,080)
     Inventories                                                           782            (450)           (949)
     Prepaids and other                                                (3,051)          (1,270)         (1,360)
     Accounts payable                                                  (2,047)            3,304         (1,395)
     Accrued liabilities                                                   279          (4,103)             686
     Income taxes payable                                                  489            2,520           1,698
     Unearned revenue                                                    (133)          (1,607)           (599)
-------------------------------------------------------------- ---------------- ---------------- ---------------
Net cash provided by operating activities                               24,965           22,290          19,673
-------------------------------------------------------------- ---------------- ---------------- ---------------
INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired                      (15,363)         (40,583)        (22,069)
Purchases of minority shareholders' interests                          (4,623)          (4,070)               -
Purchases of fixed assets                                             (15,611)         (10,502)         (8,824)
Proceeds from sale of business and other assets                              -                -             105
Purchases of other assets                                                (470)             (91)         (1,038)
Decrease (increase) in other receivables                                    80            (705)           (980)
-------------------------------------------------------------- ---------------- ---------------- ---------------
Net cash used in investing activities                                 (35,987)         (55,951)        (32,806)
-------------------------------------------------------------- ---------------- ---------------- ---------------
FINANCING ACTIVITIES

Increases in long-term debt                                            168,817           43,374          23,056
Repayments of long-term debt                                         (155,246)          (7,006)        (10,706)
Financing fees paid                                                    (3,030)                -           (545)
Proceeds received on exercise of stock options and
      share purchase plan                                                2,849              580             465
Repayment of receivables pursuant to share purchase plan                   566               98               -
Repurchases of Subordinate Voting Shares                                     -            (564)           (692)
Dividends paid to minority shareholders of subsidiaries                  (139)            (475)           (190)
-------------------------------------------------------------- ---------------- ---------------- ---------------
Net cash provided by financing activities                               13,817           36,007          11,388
-------------------------------------------------------------- ---------------- ---------------- ---------------
Effect of exchange rate changes on cash                                  (578)            (528)             415
-------------------------------------------------------------- ---------------- ---------------- ---------------
Increase (decrease) in cash and cash equivalents
     during the year                                                     2,217            1,818         (1,330)

Cash and cash equivalents, beginning of year                             5,115            3,297           4,627
-------------------------------------------------------------- ---------------- ---------------- ---------------

Cash and cash equivalents, end of year                                 $ 7,332          $ 5,115         $ 3,297
============================================================== ================ ================ ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except per share amounts) - in accordance with United States generally accepted accounting principles

1.       DESCRIPTION OF THE BUSINESS

         FirstService Corporation (the "Company") is a provider of property and business services to residential, corporate and public sector customers in the United States and Canada. The Company's operations are conducted through two operating divisions, Property Services and Business Services. The Property Services Division includes Residential Property Management, Integrated Security Services and Consumer Services, which represent approximately 75% of the Company's revenues for the year ended March 31, 2002. The Business Services Division provides customer support and fulfillment and business process outsourcing services to corporations and government agencies.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to indefinite life intangible assets and goodwill. Actual results could be materially different from these estimates. Significant accounting policies are summarized as follows:

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts are eliminated on consolidation.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

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

         FIXED ASSETS

         Fixed assets are stated at cost less accumulated depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Fixed assets are depreciated and amortized over their estimated useful lives as follows:

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

         FINANCIAL INSTRUMENTS

         The Company uses an interest rate swap to hedge its interest rate exposure. The swap is carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings.

         FINANCING FEES

         Financing fees related to the credit facility are amortized to interest expense on a straight-line basis over the term of the associated debt. Financing fees related to the notes are amortized to interest expense using the effective interest method.

         GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, ("SFAS 141") and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142").

         In accordance with SFAS 142, effective April 1, 2001, goodwill and indefinite life intangible assets are not subject to amortization. Instead, goodwill is tested annually for impairment.

         Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives as follows:

              Management contracts and other               over life of contract
              Customer lists and relationships             3 to 10 years
              Franchise rights                             15 to 40 years

         The Company reviews the carrying value of amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

         The indefinite-life franchise intangible assets, comprised of trademarks and trade names and franchise rights, are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired, in which case the carrying value of the asset is written down to fair value in accordance with SFAS 142.

         REVENUE RECOGNITION AND UNEARNED REVENUE

         (a)  Company-owned Property Services and Business Services

         Revenues from Residential Property Management, Company-owned Consumer Services, Integrated Security Services and Business Services are recognized at the time the service is rendered or the product is shipped. Revenues from Integrated Security Services installation contracts and Residential Property Management painting and restoration contracts in process are recognized on the percentage of completion method, generally in the ratio of actual costs to total estimated contract costs. Amounts received from customers in advance of services being provided are recorded as unearned revenue when received.

        (b)  Franchised Consumer Services

         The Company's franchised Consumer Services are conducted principally through subsidiaries California Closet Company, Inc., Paul Davis Restoration, Inc., Certa ProPainters Ltd. and College Pro Painters Ltd. Royalties are charged as a percentage of revenue, as defined, where reported by the franchisees except for Certa ProPainters Ltd., where the franchisees are charged a fixed monthly amount. Revenue from administrative and other support services, as applicable, is recognized as the services are provided.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred except for prepaid direct-response advertising, which is recorded as a current asset and is amortized over the period of expected sales revenue resulting from such advertising.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the Company's subsidiary operations that are measured in a functional currency other than the U.S. Dollar are translated into U.S. Dollars at the exchange rates prevailing at year-end and revenues and expenses at the weighted average exchange rates for the year. All exchange gains and losses on translation are shown as a separate component of shareholders' equity.

         INCOME TAXES

         Income taxes have been provided using the asset and liability method whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs.

         Income taxes are not provided on the unremitted earnings of U.S. subsidiaries because it has been the practice and is the intention of the Company to reinvest these earnings in the U.S. businesses.

         STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock option plan. No compensation expense is recognized when shares or stock options are issued to employees or directors. Any consideration paid on the exercise of stock options is credited to share capital. However, the Company discloses pro forma earnings and earnings per share to reflect compensation costs in accordance with the methodology prescribed under SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

3.       ADOPTION OF NEW ACCOUNTING STANDARDS

         In April 2001, the Company elected early adoption of SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141, BUSINESS COMBINATIONS, was adopted on July 1, 2001. SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB 16, BUSINESS COMBINATIONS. SFAS 141 requires the use of the purchase method of accounting for acquisitions and provides new recognition criteria for intangible assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB 17, INTANGIBLE ASSETS. SFAS 142 also addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. These new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.

         As at April 2001, the Company identified those intangible assets that remain separable under the provisions of SFAS 142 and those that are to be included in goodwill. The comparative consolidated balance sheet has been restated to reclassify intangible assets from goodwill. In applying SFAS 142, the Company re-evaluated the useful lives of these separable intangible assets. The amount reclassified April 1, 2001 was $24,649. The reclassification includes net indefinite-life intangible assets of $21,460, net amortizable franchise rights of $2,280 and net customer lists and relationships of $909.

         In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the second step to be completed within twelve months of adoption. The first step of the test was completed during the quarter ended September 30, 2001 and no indications of goodwill impairment were found, therefore the second step was not applicable. Intangible assets were tested for impairment during the quarter ended June 30, 2001 and no indications of impairment were found to exist.

         Had the provisions of SFAS 142 been applied for the years ended March 31, 2001 and 2000, the Company's comparative earnings and earnings per share would be as follows:

                                                              2002           2001            2000
                                                        -----------    -----------     -----------
Reported net earnings before extraordinary item           $ 18,211       $ 12,707         $ 9,868
Goodwill amortization, net of income taxes                       -          3,126           2,050
Minority interest                                                -          (273)           (536)
                                                        -----------    -----------     -----------
Adjusted net earnings before extraordinary item           $ 18,211       $ 15,560        $ 11,382
                                                        ===========    ===========     ===========

Reported net earnings                                     $ 17,414       $ 12,707         $ 9,868
Goodwill amortization, net of income taxes                       -          3,126           2,050
Minority interest                                                -          (273)           (536)
                                                        -----------    -----------     -----------
Adjusted net earnings                                     $ 17,414       $ 15,560        $ 11,382
                                                        ===========    ===========     ===========

NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
   BASIC
Reported                                                    $ 1.34         $ 0.97          $ 0.76
Goodwill amortization, net of income taxes                       -           0.24            0.16
Minority interest                                                -         (0.02)          (0.04)
                                                        -----------    -----------     -----------
Adjusted                                                    $ 1.34         $ 1.19          $ 0.88
                                                        ===========    ===========     ===========

   DILUTED
Reported                                                    $ 1.25         $ 0.92          $ 0.72
Goodwill amortization, net of income taxes                       -           0.22            0.15
Minority interest                                                -         (0.02)          (0.04)
                                                        -----------    -----------     -----------
Adjusted                                                    $ 1.25         $ 1.12          $ 0.83
                                                        ===========    ===========     ===========

NET EARNINGS PER SHARE:
   BASIC
Reported                                                    $ 1.28         $ 0.97          $ 0.76
Goodwill amortization, net of income taxes                       -           0.24            0.16
Minority interest                                                -         (0.02)          (0.04)
                                                        -----------    -----------     -----------
Adjusted                                                    $ 1.28         $ 1.19          $ 0.88
                                                        ===========    ===========     ===========

   DILUTED
Reported                                                    $ 1.19         $ 0.92          $ 0.72
Goodwill amortization, net of income taxes                       -           0.22            0.15
Minority interest                                                -         (0.02)          (0.04)
                                                        -----------    -----------     -----------
Adjusted                                                    $ 1.19         $ 1.12          $ 0.83
                                                        ===========    ===========     ===========

4.       SIGNIFICANT BUSINESS ACQUISITIONS

         2002 ACQUISITIONS:

         On July, 2001, an 80% owned subsidiary of the Company (Security Services and Technologies ("SST")) acquired an 80% voting equity interest of VASEC Virginia Security and Automation, Inc. ("VASEC") of Springfield, Virginia. VASEC is a provider of integrated security services.

         On February 1, 2002, an 87.5% owned subsidiary of the Company (DDS Distribution Services Ltd. ("DDS")) acquired 100% of the assets of the Fulfillment Division of Right Choice Services, Inc. ("Right Choice") of Mascoutah, Illinois. Right Choice is a rebate processing and fulfillment business.

         In addition, the Company and its subsidiaries acquired three other businesses and acquired minority shareholdings in two subsidiaries.

         2001 ACQUISITIONS:
         On July 1, 2000, the Company acquired an 80% interest in SST, headquartered in Norristown, Pennsylvania. SST is an integrated security services provider.

         On March 1, 2001, the Company acquired an 82.15% interest in Herbert A. Watts Limited ("Watts") headquartered in Toronto, Ontario. Watts is a customer support and fulfillment company.

         2000 ACQUISITIONS:
         On June 1, 1999, the Company acquired an 80% interest in American Pool Enterprises, Inc. ("American Pool") headquartered in Beltsville, Maryland. American Pool provides commercial swimming pool management services.

         On July 1, 1999, DDS, at the time an 89% owned subsidiary of the Company, acquired 100% of Southwest Distribution Services Group ("DDS SW"), a Texas-based textbook fulfillment business.

         Details of 2002 acquisitions are as follows:

                                                                  2002
                                            --------------------------------------------------
                                                                                    AGGREGATE
                                              RIGHT CHOICE            VASEC             OTHER
                                            ---------------    -------------    --------------
                Current assets                     $ 2,212            $ 841             $ 441
                Long-term assets                       219               86               433
                Current liabilities                (1,992)            (539)           (1,044)
                Long-term liabilities                    -            (191)           (2,293)

                Minority interest                        -             (78)               710
                                            ---------------    -------------    --------------

                                                       439              119           (1,753)
                                            ---------------    -------------    --------------
                Note consideration                       -                -             1,720
                Cash consideration                   3,300            1,700             7,287
                                            ---------------    -------------    --------------

                Acquired intangibles                 $ 527            $ 286           $ 3,084
                                            ===============    =============    ==============
                Acquired goodwill                  $ 2,334          $ 1,295           $ 7,676
                                            ===============    =============    ==============

                Contingent consideration
                    at date of acquisition         $ 3,300            $ 860           $ 1,985
                                            ===============    =============    ==============

         Factors contributing to the goodwill on the above-noted acquisitions include operating synergies between the acquired businesses and the Company's existing operations, customer services capabilities, expanded geographic reach of Company service lines and skilled assembled workforces.

         Details of prior year acquisitions are as follows:

                                                     2001                            2000
                                          ----------------------------     --------------------------
                                                                             American             DDS
                                                 Watts             SST           Pool              SW
                                          ------------     -----------     -----------    -----------
           Net assets acquired, at fair
           market value:
                 Tangible assets, net
                     of liabilities             $ 139           $ 792       $ (6,444)          $ 673
                 Minority interest               (25)           (158)               -              -
                                          ------------     -----------     -----------    -----------

                                                  114             634         (6,444)            673
                                          ------------     -----------     -----------    -----------

           Cash consideration                  10,865           7,500           4,755          8,711
                                          ------------     -----------     -----------    -----------

           Acquired goodwill                  $10,751         $ 6,866        $ 11,199        $ 8,038
                                          ============     ===========     ===========    ===========
                                          $ 16,515Cdn.
                                          ============
           Contingent consideration
               at date of acquisition        $ 10,424         $ 4,250         $ 2,800        $ 3,000
                                          ============      ===========    ===========     ===========
                                          $ 16,012Cdn.
                                          ============

         In 2001, in addition to the individual acquisitions disclosed above, the Company made various other acquisitions and acquired certain minority interests for total consideration of $16,183 (2000 - $5,730) comprised of cash of $15,534 (2000 - $5,730), and capital stock of $649 (2000 - $nil) to acquire net tangible assets of $3,391 (2000 - $1,040) resulting in goodwill of $12,792 (2000 - $4,690).

         In fiscal 2002, the Company finalized the allocation of the purchase price with respect to the March 2001 Watts acquisition. The final adjustment to this purchase equation and the purchase equations on other acquisitions resulted in additional goodwill and accrued liabilities in the amount of $1,860, net of income taxes, principally to reflect costs to restructure operations of one of the acquired subsidiaries.

         In 2000, the Company disposed of business assets of subsidiaries with a net book value of $209 for net proceeds of $105.

         Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses exceeded certain financial thresholds during the two to four-year period following the date of acquisition. As at March 31, 2002, there was contingent consideration outstanding of up to $21,300 payable during the period extending to June 2005. In addition, vendors are entitled to receive interest on the principal amount of each contingent payment, to the extent payable, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 7% to 9%. These amounts have been treated as contingent consideration and any resulting payments will be recorded as intangible assets or goodwill to the extent that the contingencies are determined payable. Contingent consideration paid or accrued during the year ended March 31, 2002 was $7,425, net of deferred income tax of $273 (2001 - $11,715) (2000 -
         $6,570).

         The acquisitions referred to above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of earnings do not include any revenues or expenses related to these acquisitions prior to these respective closing dates. The cash portions of the acquisitions were financed through available cash and borrowings from the Company's revolving credit facility.

         Following are the Company's unaudited pro forma results assuming the acquisitions of Right Choice, VASEC, Watts and SST occurred on April 1 on the respective year of acquisition. The year immediately prior to the year of each respective acquisition also includes the pro forma results of that respective acquisition.

                                                        2002               2001
                                                -------------      -------------
         Pro forma revenue                         $ 522,216          $ 485,256
         Pro forma net earnings                       18,017             15,478

         Pro forma earnings per share:
              Basic                                   $ 1.33             $ 1.18
              Diluted                                   1.23               1.12

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that would have actually resulted had the combinations been in effect at the beginning of each year or of future results of operations.

5.       COMPONENTS OF WORKING CAPITAL ACCOUNTS

                                                       2002               2001
                                             ---------------      -------------
        INVENTORIES
             Supplies and other                     $ 3,143            $ 3,422
             Finished goods                           4,642              4,574
             Work-in-progress                         1,005              1,380
             Small equipment                            288                251
                                               -------------      -------------
                                                    $ 9,078            $ 9,627
                                               =============      =============

        PREPAIDS AND OTHER
             Advertising                            $ 2,467            $ 3,222
             Insurance                                2,562              1,240
             Security deposits                        1,216              1,120
             Other                                    7,058              5,175
                                               -------------      -------------
                                                   $ 13,303           $ 10,757
                                               =============      =============

                                                       2002               2001
                                               -------------      -------------
        ACCRUED LIABILITIES
             Accrued payroll and benefits          $ 15,360           $ 14,567
             Customer advances                       14,838             13,295
             Other                                    8,071              6,139
                                               -------------      -------------
                                                   $ 38,269           $ 34,001
                                               =============      =============

6.       OTHER RECEIVABLES

         Other receivables are comprised of:

(a) $1,426 (2001 - $1,094) of secured interest and non-interest bearing loans due from minority shareholders of four (2001 - three) subsidiaries;

(b) $1,682 (2001 - $2,130) of long-term receivables, certain of which are interest bearing, relating to painting, restoration and integrated security systems installation projects conducted by the Company's Property Services Division; and

(c) $1,800 (2001 - $1,868) of interest bearing franchise fees receivable from franchisees in the Company's Consumer Services unit.

7.       FIXED ASSETS AND OTHER ASSETS

                                                                             Accumulated
        2002                                                               depreciation/                 NET
                                                               Cost         amortization                2002
                                                   -----------------      ---------------      --------------
        FIXED ASSETS
        Land                                                $ 2,209                  $ -             $ 2,209
        Buildings                                             6,790                  834               5,956
        Vehicles                                             15,153                9,169               5,984
        Furniture and equipment                              33,430               19,476              13,954
        Computer equipment and software                      20,349               11,184               9,165
        Enterprise system software                            4,377                1,669               2,708
        Leasehold improvements                               10,034                4,643               5,391
                                                   -----------------      ---------------      --------------
        Total                                              $ 92,342             $ 46,975            $ 45,367
                                                   =================      ===============      ==============

        OTHER ASSETS
        Funds held in trust                                 $ 1,892                 $  -             $ 1,892
        Investments                                             850                    -                 850
        Financing fees                                        3,030                  361               2,669
                                                   =================      ===============      ==============
        Total                                               $ 5,772                $ 361             $ 5,411
                                                   =================      ===============      ==============

                                                                             Accumulated
        2001                                                              depreciation /                 Net
                                                              Cost          amortization                2001
                                                   ----------------       ---------------      --------------
        FIXED ASSETS

                                                                 $                                         $
        Land                                                 1,812                   $ -               1,812
        Buildings                                            5,901                   647               5,254
        Vehicles                                            13,388                 8,069               5,319
        Furniture and equipment                             29,375                14,430              14,945
        Computer equipment and software                     13,647                 7,924               5,723
        Enterprise system software                           3,921                 1,136               2,785
        Leasehold improvements                               9,451                 4,548               4,903
                                                   ----------------       ---------------      --------------
        Total                                             $ 77,495               $36,754             $40,741
                                                   ================       ===============      ==============
        OTHER ASSETS
        Funds held in trust                                $ 1,904                  $  -             $ 1,904
        Investments                                            647                     -                 647
        Financing fees                                       2,897                 1,422               1,475
                                                   ================       ===============      ==============
        Total                                              $ 5,448               $ 1,422             $ 4,026
                                                   ================       ===============      ==============

         Included in fixed assets are vehicles under capital lease at a cost of $5,697 (2001 - $4,460) with a net book value of $2,542 (2001 - $2,282), furniture and equipment under capital lease at a cost of $743 (2001 - $nil) and net book value of $435 (2001 - $nil) and computer equipment and software under capital lease at a cost of $757 (2001 - $2,441) with a net book value of $604 (2001 - $1,187).

8.       INTANGIBLE ASSETS

                                                                Gross carrying        Accumulated                NET
        2002                                                            amount       amortization               2002
                                                               ----------------     --------------     --------------
        AMORTIZED INTANGIBLE ASSETS
           Management contracts and other                              $ 2,376            $ 1,639              $ 737
           Customer lists and relationships                              2,536                733              1,803
           Franchise rights                                              2,653                315              2,338
                                                               ----------------     --------------     --------------
                                                                         7,565              2,687              4,878
                                                               ----------------     --------------     --------------
        INDEFINITE-LIFE FRANCHISE INTANGIBLE ASSETS
           Trademarks and trade names                                   11,327                  -             11,327
           Franchise rights                                             13,217                  -             13,217
                                                               ----------------     --------------     --------------
                                                                        24,544                  -             24,544
                                                               ----------------     --------------     --------------
                                                                      $ 32,109            $ 2,687           $ 29,422
                                                               ================     ==============     ==============

                                                                Gross carrying        Accumulated                Net
        2001                                                            amount       amortization               2001
                                                               ----------------     --------------     --------------
        AMORTIZED INTANGIBLE ASSETS
           Management contracts and other                              $ 2,307            $ 1,477              $ 830
           Customer lists and relationships                              1,383                309              1,074
           Franchise rights                                             25,254              1,601             23,653
                                                               ----------------     --------------     --------------
                                                                      $ 28,944            $ 3,387           $ 25,557
                                                               ================     ==============     ==============

        During the year ended March 31, 2002, the company acquired the following intangible assets:

                                                                                     Weighted average
                                                                                         amortization
                                                                        Amount        period in years
                                                               ----------------     ------------------
                  AMORTIZED INTANGIBLE ASSETS
                     Management contracts and other                       $ 88                      5
                     Customer lists and relationships                    1,179                      5
                     Franchise rights                                      198                     15
                                                               ----------------
                                                                         1,465                      6
                                                               ----------------
                  INDEFINITE-LIFE FRANCHISE INTANGIBLE ASSETS
                     Trademarks and trade names                          1,450                      -
                     Franchise rights                                    1,634                      -
                                                               ----------------
                                                                         3,084                      -
                                                               ----------------
                                                                       $ 4,549                      -
                                                               ================

         The following is the estimated annual amortization expense for each of the next five years ending March 31:

                                2003                      $ 798
                                2004                        718
                                2005                        527
                                2006                        307
                                2007                        229

9.       GOODWILL

                                    Property         Property
                                  Services -       Services -        Property
                                 Residential       Integrated      Services -
                                    Property         Security        Consumer     Business
                                  Management         Services        Services       Services     Corporate    Consolidated
Balance, April 1, 2001              $ 48,268         $ 21,774        $ 14,968       $ 45,654          $ -        $ 130,664
                                -------------    -------------    ------------    -----------    ---------    -------------
Goodwill resulting from
   adjustments to purchase
   price allocations                     101            (166)           (255)          2,180            -            1,860
Goodwill resulting from
   contingent acquisition
   payments                            3,363            1,853               -          2,209            -            7,425
Goodwill resulting from
   purchases of minority
   shareholders' interests             2,143                -           2,056              -            -            4,199
Goodwill acquired during year          1,608            1,351           1,775          2,372            -            7,106
                                -------------    -------------    ------------    -----------    ---------    -------------
Balance, March 31, 2002             $ 55,483         $ 24,812        $ 18,544       $ 52,415          $ -        $ 151,254
                                =============    =============    ============    ===========    =========    =============


10.      LONG-TERM DEBT

                                                                                            2002              2001
                                                                                  ---------------    --------------

        Revolving credit facility of $140,000 U.S., of which up to $40,000 U.S.
             may be drawn in Canadian funds, $14,000 U.S. due June 25, 2004
             and the balance due June 25, 2005                                          $ 56,160               $ -
        Revolving credit facility of $130,000 U.S. and $50,000 Cdn. due June
             1, 2004                                                                           -           142,812
        8.06% Guaranteed Senior Secured Notes due June 29, 2011                          100,000                 -
        Adjustment to Guaranteed Senior Secured Notes resulting from
             interest rate swap                                                          (2,070)                 -
        Obligations  under capital leases bearing interest ranging  primarily
             from 6% to 9%, maturing at various dates through 2006                         3,132             2,409
        Other long-term debt bearing interest primarily at 8%, maturing at
             various dates through 2008                                                    8,389             7,203
                                                                                  ---------------    --------------
                                                                                         165,611           152,424
        Less: current portion                                                              7,193             3,050
                                                                                  ---------------    --------------
                                                                                       $ 158,418         $ 149,374
                                                                                  ===============    ==============

         The revolving credit facility at March 31, 2002 is comprised of borrowings of $44,681 U.S. and $18,300 Cdn. ($11,479 U.S.) (2001 -
         $120,045 U.S. and $35,887 Cdn. ($22,767 U.S.)).

         Included in capital leases at March 31, 2002 and 2001 are obligations in Canadian dollars of $2,263 ($1,420 U.S.) and $1,561 ($990 U.S.), respectively.

         Included in other long-term debt at March 31, 2002 and 2001 are obligations in Canadian dollars of $6,202 ($3,891 U.S.) and $5,921 ($3,756 U.S.), respectively.

         At March 31, 2002, the estimated aggregate amount of principal repayments on long-term debt required in each of the next five fiscal years and thereafter to meet the retirement provisions are as follows:

                                2003                             $ 7,193
                                2004                               1,380
                                2005                              15,277
                                2006                              57,530
                                2007                              14,347
                                Thereafter                        69,884

         On June 29, 2001, the Company amended and restated its credit agreement to allow for the issuance of additional debt. The amended and restated agreement provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on April 25, 2002. The Credit Facility bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. At March 31, 2002, the Company had drawn $56,160 on the Credit Facility, and had $83,840 of available un-drawn credit.

         Also on June 29, 2001, the Company completed a private placement of $100,000 of 8.06% fixed-rate Guaranteed Senior Secured Notes (the "Notes"). The Notes have a final maturity of ten years, with seven equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life. On December 7, 2001, the Company entered into an interest rate swap agreement on $75,000 of the 8.06% Notes for a variable rate of LIBOR + 250.5 basis points. The term of the swap matches the term of the Notes (see note 15 for swap accounting).

         The Credit Facility and the Notes rank equally in terms of security. The Company has granted these lenders various security including the following: an interest in all of the assets of the Company including the Company's share of its subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests.

         The covenants and other limitations within the Credit Facility and the Note agreement are substantially the same. The covenants require the Company to maintain certain ratios including leverage, fixed charge coverage, interest coverage and net worth. Other limitations include prohibition from paying dividends, and without prior approval, from undertaking certain mergers, acquisitions and dispositions.

11.      CAPITAL STOCK

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

         The following table provides a summary of total capital stock:

                                    SUBORDINATE VOTING SHARES      MULTIPLE VOTING SHARES            Total         Total
                                       Number        Amount         Number         Amount           Number        Amount
                                   -------------    ----------    ---------    -----------     ------------    ----------
    Balance, March 31, 2000          12,326,683      $ 53,476      662,847          $ 373       12,989,530      $ 53,849
    Balance, March 31, 2001          12,505,393        54,490      662,847            373       13,168,240        54,863
    Balance, March 31, 2002          13,112,418        57,339      662,847            373       13,775,265        57,712

         On May 17, 2000, the Company purchased shares of its subsidiary, The Franchise Company, Inc., from a minority shareholder. As consideration, 69,360 Subordinate Voting Shares with a value of $971 Cdn. ($649 U.S.) were issued.

         The Company has $2,630 ($3,714 Cdn.) (2001 - $3,196 ($4,513 Cdn.)) of
         secured interest bearing loans related to the purchase of 412,500 Subordinate Voting Shares (2001 - 492,500 shares). The loans, which are secured by the shares issued, have a five- or ten-year term from the grant date, however, they are open for repayment at any time. The maturities of these loans are as follows, for the years ending March 31:


                     2003                                 $ 196
                     2004                                   286
                     2005                                     -
                     2006                                     -
                     2007                                   916
                     2008                                   467
                     2009                                   765
                                                 ---------------
                                                        $ 2,630
                                                 ===============

         The Company has a stock option plan for officers, key full-time employees and directors of the Company and its subsidiaries. At March 31, 2002, a total of 3,850,000 Subordinate Voting Shares were reserved and approved by the shareholders of the Company for issuance pursuant to stock options of which 3,695,470 have been granted resulting in 154,530 options available for future grants. Each option vests over a four-year term and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share. Options are exercisable in either U.S. or Canadian Dollars. At March 31, 2002, there were 2,119,115 options outstanding to 70 employees and directors at prices ranging from $5.80 to $23.14 ($8.00 to $36.89 Cdn.) per share, expiring on various dates through January 2007.

         The number of Subordinate Voting Shares issuable under options and the average option prices per share are as follows:

                                         SHARES ISSUABLE UNDER OPTIONS           WEIGHTED AVERAGE PRICE PER SHARE ($U.S.)
                                   ------------------------------------------    ----------------------------------------
                                         2002            2001           2000          2002           2001         2000
                                   -----------     -----------    -----------    ----------     ----------    -----------
    Shares issuable under
        options - Beginning
        of year                     2,119,640       1,879,200      1,342,675        $ 8.57         $ 8.02       $ 5.37
    Granted                           625,000         419,790        669,000         20.93          12.69        11.97
    Exercised for cash              (607,025)       (158,850)      (132,475)          4.70           3.69         3.51
    Expired or forfeited             (18,500)        (20,500)              -          7.25          10.28            -
                                   -----------     -----------    -----------     ---------     ----------    ---------

    Shares issuable under
        options - End of year       2,119,115       2,119,640      1,879,200       $ 13.20         $ 8.57       $ 8.02
                                   ===========     ===========    ===========     =========     ==========    =========
    Options exercisable -
        End of year                   925,498       1,117,624        896,803
                                   ===========     ===========    ===========

                                    WEIGHTED AVERAGE PRICE PER SHARE ($CDN.)
                                   -------------------------------------------
                                         2002            2001            2000
                                   -----------     -----------    ------------
    Shares issuable under
        options - Beginning
        of year                       $ 13.52         $ 11.62          $ 8.10
    Granted                             32.77           19.08           17.61
    Exercised for cash                   7.35            5.55            5.17
    Expired or forfeited                11.35           15.46               -
                                   -----------     -----------    ------------

    Shares issuable under
        options - End of year         $ 21.05         $ 13.52         $ 11.62
                                   ===========     ===========    ============

         The weighted average fair value of options granted in 2002, 2001 and 2000 was $6.59 ($10.31 Cdn.), $4.84 ($7.28 Cdn.) and $4.54 ($6.68 Cdn.)
         per share, respectively.

         The options outstanding as at March 31, 2002 to purchase Subordinate Voting Shares are as follows:

                                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                         ----------------------------------------------   -------------------------------
                                                             Weighted         Weighted                          Weighted
                                                              average          average                           average
                                                            remaining         exercise                          exercise
         Range of exercise prices             Number      contractual            price           Number            price
         ($U.S.)                         outstanding     life (years)          ($U.S.)      exercisable          ($U.S.)
         ----------------------------    ------------    -------------    -------------    -------------    -------------
         $5.80 to $11.04                     598,615             1.22           $ 7.81          471,973           $ 7.30
         $11.20 to $14.62                    895,500             2.72            11.67          391,025            11.43
         $15.70 to $23.14                    625,000             4.51            20.55           62,500            20.55
                                         ------------    -------------    -------------    -------------    -------------
                                           2,119,115             2.67          $ 13.20          925,498           $ 9.94
                                         ============    =============    =============    =============    =============

                                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                         ----------------------------------------------   -------------------------------
                                                             Weighted         Weighted                          Weighted
                                                              average          average                           average
                                                            remaining         exercise                          exercise
         Range of exercise prices             Number      contractual            price           Number            price
         ($Cdn.)                         outstanding     life (years)          ($Cdn.)      exercisable          ($Cdn.)
         ----------------------------    ------------    -------------    -------------    -------------    -------------

         $8.00 to $16.00                     598,615             1.22          $ 12.45          471,973          $ 11.64
         $16.47 to $22.50                    895,500             2.72            18.61          391,025            18.22
         $25.00 to $36.89                    625,000             4.51            32.77           62,500            32.77
                                         ------------    -------------    -------------    -------------    -------------
                                           2,119,115             2.67          $ 21.05          925,498          $ 15.85
                                         ============    =============    =============    =============    =============

         SFAS 123 requires pro forma disclosures of earnings and earnings per share as if the fair value method of accounting for employee stock options had been applied. Compensation cost is based on the fair value of the award using the Black-Scholes option-pricing model. The disclosures in the table below show the company's earnings and earnings per share after including the effect of the compensation cost.


                                                            2002             2001              2000
                                                        -------------     ------------     -------------
        Pro forma net earnings                              $ 16,270         $ 11,737           $ 9,164
        Pro forma net earnings per share:
             Basic                                            $ 1.20           $ 0.90            $ 0.71
             Diluted                                            1.11             0.85              0.67

        Assumptions
             Risk-free interest rate                            5.0%             5.5%              5.5%
             Expected life in years                              4.0              4.5               4.5
             Volatility                                          30%              35%               35%
             Dividend yield                                     0.0%             0.0%              0.0%


12.      INCOME TAXES

         Income taxes differ from the amounts that would be obtained by applying the statutory rate to the respective years' earnings before taxes. These differences result from the following items:

                                                                                 2002              2001             2000
                                                                         -------------    --------------    -------------
        Income tax expense using combined statutory rates of
              approximately 41% (2001 - 44%; 2000 - 45%)                     $ 13,705          $ 11,509          $ 9,009
        Non-deductible expenses:
             Amortization of goodwill and intangibles                               -             1,085              397
             Loss not tax effected                                                443                 -                -
             Other                                                                250               210              185
        Foreign tax rate reduction                                            (3,043)           (2,340)          (1,602)
                                                                         -------------    --------------    -------------
        Provision for income taxes as reported                               $ 11,355          $ 10,464          $ 7,989
                                                                         =============    ==============    =============


         Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

                                                                                  2002              2001             2000
                                                                         -------------    --------------    -------------
        Canada                                                               $ 12,537           $ 7,494          $ 9,132
        United States                                                          20,890            18,665           10,889
                                                                         -------------    --------------    -------------
        Total                                                                $ 33,427          $ 26,159         $ 20,021
                                                                         =============    ==============    =============

        The provision for income taxes comprises the following:

                                                                                 2002              2001             2000
                                                                         -------------    --------------    -------------
        Current
             Canada                                                           $ 4,004           $ 2,664          $ 3,414
             United States                                                      6,862             6,744            3,488
                                                                         -------------    --------------    -------------
                                                                               10,866             9,408            6,902
                                                                         -------------    --------------    -------------
        Deferred
             Canada                                                           (1,130)               633              143
             United States                                                      1,619               423              944
                                                                         -------------    --------------    -------------
                                                                                  489             1,056            1,087
                                                                         -------------    --------------    -------------
        Total                                                                $ 11,355          $ 10,464          $ 7,989
                                                                         =============    ==============    =============

         The significant components of deferred income taxes are as follows:

                                                                                                 2002               2001
                                                                                        --------------     --------------
        Deferred income tax assets
             Expenses not currently deductible                                                $ 1,100              $ 790
             Provision for doubtful accounts                                                      507                107
             Inventory and other reserves                                                         427                 84
             Loss carry-forwards                                                                1,509              1,536
             Capital stock underwriting expenses                                                    -                 91
                                                                                        --------------     --------------
                                                                                                3,543              2,608
                                                                                        --------------     --------------
        Deferred income tax liabilities
             Depreciation and amortization                                                      6,919              3,933
             Prepaid and other expenses deducted for tax purposes                                 583                558
             Financing fees                                                                       962                303
                                                                                        --------------     --------------
                                                                                                8,464              4,794
                                                                                        --------------     --------------
        Net deferred income tax liability                                                   $ (4,921)          $ (2,186)
                                                                                        ==============     ==============

         Cumulative undistributed earnings of U.S. subsidiaries approximated $31,699 as at March 31 (2001 - $22,305).

13.      SHARES OUTSTANDING FOR EARNINGS PER SHARE CALCULATIONS

                                                                                 2002             2001              2000
                                                                        --------------     ------------     -------------

         Shares issued and outstanding at beginning of year                13,168,240       12,989,530        12,919,055
         Weighted average number of shares:
              Issued in the year                                              397,077          117,728            33,617
              Repurchased in the year                                               -         (33,396)           (4,623)
                                                                        --------------     ------------     -------------

         Weighted average number of shares used in
              computing basic earnings per share                           13,565,317       13,073,862        12,948,049
         Assumed exercise of stock options, net of shares
              assumed acquired under the Treasury Stock Method              1,034,551          767,134           759,689
                                                                        --------------     ------------     -------------
         Number of shares used in computing diluted earnings
              Per share                                                    14,599,868       13,840,996        13,707,738
                                                                        ==============     ============     =============


14.      OTHER SUPPLEMENTAL INFORMATION

                                                                                 2002              2001             2000
                                                                         -------------    --------------    -------------
        PRODUCTS AND SERVICES SEGMENTATION
        Revenue
            Products                                                         $ 75,337          $ 54,091         $ 28,670
            Services                                                          437,352           370,083          311,365
                                                                         -------------    --------------    -------------
        Total                                                                 512,689           424,174          340,035
                                                                         -------------    --------------    -------------

        Cost of revenue
            Products                                                           46,060            36,557           22,545
            Services                                                          297,355           247,917          203,609
                                                                         -------------    --------------    -------------
        Total                                                                 343,415           284,474          226,154
                                                                         -------------    --------------    -------------
        Net                                                                 $ 169,274         $ 139,700        $ 113,881
                                                                         =============    ==============    =============

        FRANCHISED OPERATIONS
            Revenue                                                          $ 54,173          $ 55,661         $ 51,541
                                                                         =============    ==============    =============
            Operating profit                                                  $ 9,283           $ 7,999          $ 6,861
                                                                         =============    ==============    =============
            Initial franchise fee revenue                                     $ 2,951           $ 4,157          $ 3,224
                                                                         =============    ==============    =============

                                                                                 2002              2001             2000
                                                                         -------------    --------------    -------------
        CASH PAYMENTS MADE DURING THE YEAR
            Income taxes                                                     $ 10,649           $ 4,308          $ 4,571
                                                                         =============    ==============    =============
            Interest                                                          $ 9,633           $ 9,616          $ 7,992
                                                                         =============    ==============    =============

        NON-CASH FINANCING ACTIVITIES
            Increases in capital lease obligations                            $ 1,965           $ 1,170          $ 1,186
                                                                         =============    ==============    =============
            Issuance of Subordinate Voting Shares to acquire
                minority interest                                                 $ -             $ 649              $ -
                                                                         =============    ==============    =============

        DEPRECIATION AND AMORTIZATION EXPENSE
            Fixed assets                                                     $ 11,394           $ 7,708          $ 6,486
            Goodwill                                                                -             3,402            2,755
            Intangible assets                                                     685               819              866
                                                                         -------------    --------------    -------------
                                                                             $ 12,079          $ 11,929         $ 10,107
                                                                         =============    ==============    =============

        OTHER EXPENSES
             Advertising expense                                              $ 9,582           $ 8,264          $ 7,056
                                                                         =============    ==============    =============
             Rent expense                                                    $ 13,943          $ 10,599          $ 9,359
                                                                         =============    ==============    =============

         The foreign currency translation adjustment for the year ended March 31, 2001 is net of current income taxes of $444 on realized exchange gains for income tax purposes.


15.      FINANCIAL INSTRUMENTS

         CONCENTRATION OF CREDIT RISK
         The company is subject to credit risk with respect to its accounts receivable and other receivables. Concentrations of credit risk with respect to these receivables are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different service lines in two countries.

         INTEREST RATE RISK
         The Company maintains an interest rate risk management strategy that uses interest rate swaps to lower the long-term cost of borrowed funds. The Company's specific goals are to (i) manage interest rate sensitivity by modifying the characteristics of some of its debt and
         (ii) lower the long-term cost of its borrowed funds. Fluctuations in interest rates create an unrealized appreciation or depreciation in the market value of the Company's fixed-rate debt when that fair value is compared with the cost of the borrowed funds. The effect of this unrealized appreciation or depreciation in market value, however, will generally be offset by the gain or loss on the interest rate swaps that are linked to the debt.

         On December 7, 2001, the Company entered into an interest rate swap agreement to exchange the fixed rate on $75,000 of its 8.06% Notes for a variable rate of LIBOR + 250.5 basis points. The term of the swap matches the term of the Notes with a maturity of June 29, 2011. This swap is being accounted for as a fair value hedge in accordance with SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The swap is carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. The fair value of the swap is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair value of the swap fluctuates and at March 31, 2002, the fair value represented a loss of $2,070.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts for cash and cash equivalents, funds held in trust, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments, unless otherwise indicated.

                                                                 2002                              2001
                                                     ------------------------------    ------------------------------
                                                        CARRYING                           Carrying
                                                          AMOUNT        FAIR VALUE           amount       Fair value
                                                     ------------     -------------    -------------    -------------
       Cash and cash equivalents                         $ 7,332           $ 7,332          $ 5,115          $ 5,115
       Other receivables                                   4,908             4,829            5,092            5,004
       Long-term debt including current portion          165,611           168,941          152,424          152,424
       Interest rate swap                                (2,070)           (2,070)                -                -


16.      COMMITMENTS AND CONTINGENCIES

        (a)      LEASE COMMITMENTS

         Minimum operating lease payments are as follows:

                       Year ending March 31
                        2003                                   $ 13,011
                        2004                                     11,540
                        2005                                      9,418
                        2006                                      7,075
                        2007                                      4,506
                        Thereafter                               10,291

         (b)      SHAREHOLDER AGREEMENTS

         The Company has shareholder agreements with the minority owners of its subsidiaries. These agreements allow the Company to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation, and amortization paid by the Company for the original acquisition. The minority owners may also "put" their interest to the Company at the same price subject to certain limitations. The purchase price may, at the option of the Company, be paid primarily in Subordinate Voting Shares. Acquisitions of these minority interests would be accounted for using the purchase method.

        (c)      CONTINGENCIES

         The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its financial condition or operations.

17.      SEGMENTED INFORMATION

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

2002                              Property          Property
                                Services -        Services -         Property
                               Residential        Integrated       Services -
                                  Property          Security         Consumer         Business
                                Management          Services         Services         Services       Corporate      Consolidated

Revenues                         $ 205,376          $ 95,507         $ 83,964        $ 127,478           $ 364         $ 512,689
                            ---------------    --------------    -------------   --------------    ------------    --------------
Depreciation and
    amortization                     3,716             1,377            1,906            4,964             116            12,079
                            ---------------    --------------    -------------   --------------    ------------    --------------
Segment operating profit            15,118             5,158           11,940           17,412         (4,585)            45,043
                            ---------------    --------------    -------------   --------------    ------------
Interest expense                                                                                                        (11,616)
Income taxes                                                                                                            (11,355)
Minority interest                                                                                                        (3,861)
                                                                                                                   --------------
Net earnings before extra-
    ordinary items                                                                                                      $ 18,211
                                                                                                                   ==============
Total assets                     $ 106,268          $ 57,515         $ 69,336        $ 117,874         $ 7,212         $ 358,205
                            ===============    ==============    =============   ==============    ============    ==============
Total additions to
    long-lived assets             $ 13,237           $ 5,154          $ 8,984         $ 13,365           $ 478          $ 41,218
                            ===============    ==============    =============   ==============    ============    ==============


2001                              Property          Property
                                Services -        Services -         Property
                               Residential        Integrated       Services -
                                  Property          Security         Consumer         Business
                                Management          Services         Services         Services       Corporate      Consolidated

Revenues                         $ 181,730          $ 81,007         $ 78,838         $ 82,346           $ 253         $ 424,174
                            ---------------    --------------    -------------   --------------    ------------    --------------
Depreciation and
    amortization                     4,505             1,371            2,555            3,397             101            11,929
                            ---------------    --------------    -------------   --------------    ------------    --------------
Segment operating profit            13,546             4,654            9,947           12,491         (4,712)            35,926
                            ---------------    --------------    -------------   --------------    ------------
Interest expense                                                                                                         (9,767)
Income taxes                                                                                                            (10,464)
Minority interest                                                                                                        (2,988)
                                                                                                                   --------------
Net earnings                                                                                                            $ 12,707
                                                                                                                   ==============
Total assets                      $ 84,332          $ 42,033         $ 55,295        $ 124,580         $ 7,420         $ 313,660
                            ===============    ==============    =============   ==============    ============    ==============
Total additions to
   long-lived assets              $ 15,652          $ 10,194          $ 8,535         $ 25,796             $ -          $ 60,177
                            ===============    ==============    =============   ==============    ============    ==============


2000                              Property          Property
                                Services -        Services -         Property
                               Residential        Integrated       Services -
                                  Property          Security         Consumer         Business
                                Management          Services         Services         Services       Corporate      Consolidated

Revenues                         $ 133,782          $ 61,539         $ 71,330         $ 73,198           $ 186         $ 340,035
                             --------------     -------------    -------------    -------------    ------------    --------------
Depreciation and
     amortization                    3,511               887            2,847            2,801              61            10,107
                             --------------     -------------    -------------    -------------    ------------    --------------

Segment operating profit             7,903             4,143            7,933           11,874         (3,983)            27,870
                             --------------     -------------    -------------    -------------    ------------
Interest expense                                                                                                         (7,849)
Income taxes                                                                                                             (7,989)
Minority interest                                                                                                        (2,164)
                                                                                                                   --------------
Net earnings                                                                                                             $ 9,868
                                                                                                                   ==============

Total assets                      $ 73,518          $ 25,282         $ 50,953         $ 74,476         $ 6,658         $ 230,887
                             ==============     =============    =============    =============    ============    ==============
Total additions to long-
    lived assets                  $ 23,909           $ 3,175          $ 3,735         $ 10,923            $ 97          $ 41,839
                             ==============     =============    =============    =============    ============    ==============

         GEOGRAPHIC SEGMENTS
         Revenues in each geographic segment are reported by customer location.


         CANADA

                                              2002            2001             2000
                                      -------------    ------------     ------------
        Revenues                         $ 168,669       $ 119,372        $ 109,410
                                      =============    ============     ============
        Total long-lived assets           $ 53,082        $ 49,651         $ 31,970
                                      =============    ============     ============


         UNITED STATES
                                              2002            2001             2000
                                      -------------    ------------     ------------
        Revenues                         $ 344,020       $ 304,802        $ 230,625
                                      =============    ============     ============
        Total long-lived assets          $ 172,961       $ 147,311        $ 115,218
                                      =============    ============     ============


         CONSOLIDATED

                                              2002            2001             2000
                                      -------------    ------------     ------------
        Revenues                         $ 512,689       $ 424,174        $ 340,035
                                      =============    ============     ============
        Total long-lived assets          $ 226,043       $ 196,962        $ 147,188
                                      =============    ============     ============


18.      COMPARATIVE AMOUNTS

Certain comparative amounts in the consolidated balance sheets and notes to the consolidated financial statements have been reclassified to conform with the current year's presentation.

19.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, FASB issued SFAS 143, ACCOUNTING FOR RETIREMENT OBLIGATIONS, effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. The Company expects that SFAS 143 will not have a material impact on its results of operations or financial condition.

In August 2001, FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for the Company's fiscal year ending March 31, 2003. The standard addresses the accounting for long-lived assets (i) to be held and used; (ii) to be disposed of by sale; and (iii) to be disposed of other than by sale. The Company expects that SFAS 144 will not have a material impact on its results of operations or financial condition.

In April 2002, FASB issued SFAS 145, RESCISSION OF SFAS 4, 44 AND 64, AMENDMENT OF SFAS 13 AND TECHNICAL CORRECTIONS AS OF APRIL 2002. This new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2004. Had SFAS 145 been in effect during the year ended March 31, 2002, the extraordinary loss on early retirement of debt of $797, net of income tax benefit of $578, would have been reported as interest expense of $1,375 and a reduction of income tax expense of $578.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Directors of the Company stand for re-election each year. The Directors as at May 14, 2002 were as follows:

   ----------------------- ------ ------------------------------- ---------------------------------------
   NAME                      AGE  PRESENT POSITION AND TENURE                 BUSINESS EXPERIENCE DURING
                                                                                         LAST FIVE YEARS
   ----------------------- ------ ------------------------------- ---------------------------------------
   Michael H. Appleton      61    Director since 1994 and         Managing Partner, Fogler, Rubinoff LLP
                                  Secretary                                           (Toronto law firm)

   David R. Beatty          60    Director since May 2001                Corporate Director; Director of
                                                                     Clarkson Center for Business Ethics

   Brent S. Belzberg        51    Director since May 2002            Managing Partner, TorQuest Partners
                                                                   (merchant bank); Former President and
                                                                    Chief Executive Officer, Harrowston,
                                                                          Inc. (Canadian publicly traded
                                                                                        holding company)

   Brendan Calder           55    Director since 1996                         Entrepreneur in Residence,
                                                                            Rotman School of Management,
                                                                        University of Toronto; Corporate
                                                                                               Director;
                                                                     Former Chairman and Chief Executive
                                                                            Officer, CIBC Mortgages Inc.
                                                                     (subsidiary of a Canadian chartered
                                                                                                   bank)

   Peter F. Cohen           49    Director since 1990                    President, Dawsco Capital Corp.
                                                                        (Ontario-based holding company);
                                                                     Former Chairman and Chief Executive
                                                                        Officer, Centrefund Realty Corp.
                                                                   (Canadian publicly traded real estate
                                                                                                company)

   Jay S. Hennick           45    President, Chief Executive       President and Chief Executive Officer
                                  Officer and Director

   Samuel Hennick           71    Director since 1993              Chairman and Chief Executive Officer,
                                                                            Stargems Inc. (Toronto-based
                                                                        jewellery manufacturing company)

   Steven Rogers            46    Director since 1989                      President and Chief Executive
                                                                                                Officer,
                                                                             The Franchise Company, Inc.
                                                                            (subsidiary of FirstService)

   ----------------------- ------ ------------------------------- ---------------------------------------

         Mr. Samuel Hennick is the father of Mr. Jay S. Hennick.

AUDIT COMMITTEE

         The Audit Committee is composed of three non-management members. The committee reviews the quarterly and annual consolidated financial statements intended for circulation among shareholders and reports upon these to the Board. In addition, the Board may refer to the Audit Committee on other matters and questions relating to the financial position of the Company. The Audit Committee members are Messrs. Appleton, Calder and Cohen.

COMPENSATION COMMITTEE

         The Compensation Committee is composed of three non-management members and makes recommendations to the Board on, among other things, the compensation of the Chief Executive Officer including grants of options under the Company's Stock Option Plan to the

Chief Executive Officer. The Compensation Committee members are Messrs. Appleton, Calder and Cohen.

DIRECTORS' COMPENSATION

         During Fiscal 2002, each Director who was not a full-time employee of the Company or any of its subsidiaries received an annual retainer of $1,600 plus a fee equal to $480 for each meeting of the Board of Directors or Committee thereof attended by such Director in person and $225 for each meeting held by telephone. During Fiscal 2002, the Company paid the Directors aggregate fees totaling $16,225.

         In addition, most Directors have received stock option grants under the Company's stock option plan. During Fiscal 2002, the following directors were granted options: Mr. Appleton - 10,000; Mr. Calder - 25,000; Mr. Cohen - 20,000; Mr. Jay S. Hennick - 200,000 and Mr. Rogers - 5,000.

EXECUTIVE OFFICERS

         The following shows the names and ages, as at May 14, 2002, of the present executive officers of the Registrant, all positions presently held by each officer, and the year each person became an officer. The executive officers do not have a fixed term of office.

     ---------------------- ------ ------------------------------------------------ --------------
                                                                                     FIRST BECAME
     NAME                    AGE   PRESENT POSITION WITH THE COMPANY                   AN OFFICER
     ---------------------- ------ ------------------------------------------------ --------------
     Jay S. Hennick          45    President, Chief Executive Officer and Director           1988

     D. Scott Patterson      41    Senior Vice President and Chief Financial                 1995
                                   Officer

     Timothy J. Greener      50    Senior Vice President, Integration                        1996

     John B. Friedrichsen    40    Senior Vice President, Acquisitions                       1998

     Richard Oller           48    Senior Vice President, Development                        2002

     Douglas G. Cooke        42    Corporate Controller and Treasurer                        1995
     ---------------------- ------ ------------------------------------------------ --------------

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

         Mr. Oller was president of a subsidiary of the Company until March 2002, at which time he assumed his present position.

         Mr. Cooke has held his current position since June 1995. Mr. Cooke is a Chartered Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer and the four next most highly compensated executive officers in respect of Fiscal 2002. Each of the listed persons held the office indicated on the table on March 31, 2002.

------------------------------------------------------------------------------------------------------------------------
SUMMARY
COMPENSATION TABLE                                                             LONG TERM COMPENSATION
                                                                        ------------------------------------
                                          ANNUAL COMPENSATION                    AWARDS             PAYOUTS
------------------------------------------------------------------------------------------------------------------------
                                                                  OTHER                                            ALL
                                                                 ANNUAL   RESTRICTED   SECURITIES                OTHER
                                                                  COMP-        STOCK   UNDERLYING     LTIP       COMP-
NAME AND PRINCIPAL        FISCAL      SALARY         BONUS     ENSATION       AWARDS      OPTIONS  PAYOUTS    ENSATION
POSITION                    YEAR      ($ US)        ($ US)       ($ US)       ($ US)          (#)   ($ US)      ($ US)
------------------------------------------------------------------------------------------------------------------------
Jay S. Hennick,             2002   $ 495,000     $ 433,700           -            -      200,000
President and Chief         2001     475,400       660,000           -            -       62,100          -          -
Executive Officer           2000     442,000       736,700           -            -      150,000          -          -
----------------------- --------- ----------- ------------- ----------- ------------ ------------ ---------- ----------
D. Scott Patterson,
Senior Vice President       2002     159,600        92,700                                50,000
and Chief Financial         2001     146,300       203,200           -            -       81,150          -          -
Officer                     2000     136,000       226,700           -            -       75,000          -          -
----------------------- --------- ----------- ------------- ----------- ------------ ------------ ---------- ----------
Timothy J. Greener,         2002     190,000        83,600                                40,000
Senior Vice                 2001     180,000       220,000           -            -       37,460          -          -
President, Integration      2000     175,000       145,800           -            -       25,000          -          -
----------------------- --------- ----------- ------------- ----------- ------------ ------------ ---------- ----------
John B. Friedrichsen,       2002     118,200        52,000                                40,000
Senior Vice President,      2001     109,700        91,400           -            -       60,770          -          -
Acquisitions                2000      91,800        76,500           -            -       50,000          -          -
----------------------- --------- ----------- ------------- ----------- ------------ ------------ ---------- ----------
Douglas G. Cooke,           2002      86,300        15,500                                10,000
Corporate Controller        2001      86,400        30,000           -            -       18,310          -          -
& Treasurer                 2000      78,200        32,600           -            -       15,000          -          -
----------------------- --------- ----------- ------------- ----------- ------------ ------------ ---------- ----------

         The following table summarizes the number and terms of the stock options granted during Fiscal 2002 to the executive officers.

----------------------- ---------------------------------------------------------- -----------------------------
OPTION GRANTS IN                                                                   POTENTIAL REALIZED VALUE AT
FISCAL 2002                                                                          ASSUMED ANNUAL RATES OF
                                                                                     STOCK PRICE APPRECIATION
                                            INDIVIDUAL GRANTS                            FOR OPTION TERM
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------
                            NUMBER OF   % OF TOTAL
                           SECURITIES      OPTIONS
                           UNDERLYING   GRANTED TO    EXERCISE
                              OPTIONS    EMPLOYEES       PRICE
                              GRANTED    IN FISCAL   ($ US PER                                 5%           10%
NAME                              (#)         2002      SHARE)    EXPIRATION DATE          ($ US)        ($ US)
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------
Jay S. Hennick                100,000        16.0%     $ 16.94        May 3, 2006         468,000     1,034,000
                              100,000         16.0       23.14   January 30, 2007         639,000     1,413,000
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------
D. Scott Patterson             50,000          8.0       23.14   January 30, 2007         320,000       707,000
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------
Timothy J. Greener             40,000          6.4       23.14   January 30, 2007         256,000       565,000
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------
John B. Friedrichsen           40,000          6.4       23.14   January 30, 2007         256,000       565,000
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------
Douglas G. Cooke               10,000          1.6       23.14   January 30, 2007          64,000       141,000
----------------------- -------------- ------------ ----------- ------------------ --------------- -------------

NOTE

One option entitles the holder to purchase one Subordinate Voting Share. All options listed in the table above vest in the following manner: 10% on grant date, 15% on the first anniversary, 20% on second anniversary, 25% on third anniversary and 30% on the fourth anniversary of the grant date. The expiration date is the fifth anniversary of the grant date.

         The following table summarizes the exercises of stock options during Fiscal 2002 by the executive officers and the number of, and the spread on, unexercised options held by such officers on March 31, 2002.

     ---------------------------------------------------------------------------------------------------
     AGGREGATED OPTION                                   NUMBER OF SECURITIES       VALUE OF UNEXERCISED
     EXERCISES IN FISCAL                                           UNDERLYING               IN-THE-MONEY
     2002 AND YEAR-END                                    UNEXERCISED OPTIONS                 OPTIONS AT
     OPTION VALUES                                          AT MARCH 31, 2002             MARCH 31, 2002
                                                                          (#)                     ($ US)
     ---------------------------------------------------------------------------------------------------
                                   SHARES        VALUE
                              ACQUIRED ON     REALIZED          EXERCISABLE /              EXERCISABLE /
     NAME                    EXERCISE (#)       ($ US)          UNEXERCISABLE              UNEXERCISABLE
     ---------------------------------------------------------------------------------------------------
     Jay S. Hennick               200,000  $ 2,760,000      305,525 / 331,575  $ 3,857,000 / $ 2,223,000
     ----------------------- ------------- ------------ ---------------------- --------------------------
     D. Scott Patterson           100,000    2,460,000      160,288 / 158,363      2,016,000 / 1,220,000
     ----------------------- ------------- ------------ ---------------------- --------------------------
     Timothy J. Greener            25,000      468,000        60,115 / 82,345          716,000 / 490,000
     ----------------------- ------------- ------------ ---------------------- --------------------------
     John B. Friedrichsen          20,000      185,000       62,193 / 113,578          677,000 / 826,000
     ----------------------- ------------- ------------ ---------------------- --------------------------
     Douglas G. Cooke              20,000      489,000        25,828 / 32,483          315,000 / 255,000
     ----------------------- ------------- ------------ ---------------------- --------------------------


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

COMPENSATION COMMITTEE INSIDER PARTICIPATION

         The Directors who served on the Compensation Committee during Fiscal 2002 were Messrs. Appleton, Calder and Cohen. None of the persons who served as members of the Compensation Committee in Fiscal 2002 was an officer or employee of the Company or any of its subsidiaries during Fiscal 2002 and none of such persons was formerly an officer of the Company or any of its subsidiaries.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION POLICY

         When determining the compensation of executive officers, the Committee considers the objectives of: (i) retaining executives critical to the success of the Company and the enhancement of shareholder value; (ii) providing fair and competitive compensation; (iii) balancing the interests of management and shareholders of the Company; (iv) rewarding performance, both on an individual basis and with respect to the business in general; and (v) ensuring the recognition of the fact that the Company carries on business with a small number of executives relative to other public companies of similar size. In order to achieve these objectives, the compensation paid to the executive officers consists of three components:

(a)      Base salary;
(b)      Annual bonus incentive; and
(c) Long-term incentive in the form of stock options granted in accordance with the Company's stock option plan.

BASE SALARY

         The base salary of each executive officer is determined by an assessment by the Committee of such executive's performance, a consideration of competitive compensation levels in corporations similar to the Company and a review of the performance of the Company as a whole and the role the executive officer played in such performance.

ANNUAL BONUS INCENTIVE

         Annual cash bonus incentive awards are earned based entirely on a formula that relates to earnings per share growth of the Company over the previous year. No bonuses are paid to executives if earnings per share growth is less than 10%. This form of annual bonus incentive establishes a direct link between executive compensation and the Company's operating performance relative to the prior year.

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

     COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN ON $100 INVESTED AMONG FIRSTSERVICE CORPORATION, THE RUSSELL 2000 INDEX AND THE SERVICEMASTER COMPANY*


                                    [GRAPH]



* $100.00 invested on March 31, 1997 in stock or index, assuming reinvestment of dividends.

----------------------------------------------------------------------------------------------------
AS AT MARCH 31                           1997       1998       1999      2000       2001       2002
                                         ----       ----       ----      ----       ----       ----
FirstService Corporation             $ 100.00   $ 211.56   $ 222.11  $ 187.59   $ 267.86   $ 376.70

Russell 2000 Index                     100.00     140.32     116.08    157.37     131.52     147.85

The ServiceMaster Company              100.00     142.56     209.90    117.21     118.59     146.89
----------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial shareholders of more than 5% of any class of shares known to the Registrant as of May 14, 2002.

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
                             1140 Bay Street
                             Suite 4000
                             Toronto, Ontario
                             M5S 2B4
     ----------------------- ---------------------------- --------------------- ----------------------


         The table below sets forth, as of May 14, 2002, the beneficial ownership of the Company's shares with respect to the Company's directors, executive officers and the Company's directors and officers as a group.

-------------------------- -------------------------- -------------------- --------------- -------------------
                           NAME OF                       NUMBER OF SHARES     EXERCISABLE       PERCENTAGE OF
NAME OF CLASS              BENEFICIAL OWNER            BENEFICIALLY OWNED         OPTIONS      CLASS OWNED(1)
-------------------------- -------------------------- -------------------- --------------- -------------------
Multiple Voting Shares     Jay S. Hennick                         662,847               -              100.0%
-------------------------- -------------------------- -------------------- --------------- -------------------
Subordinate Voting Shares  Michael H. Appleton                      4,500          13,000                0.1%
                           -------------------------- -------------------- --------------- -------------------
                           David R. Beatty                          2,000           6,250                0.0%
                           -------------------------- -------------------- --------------- -------------------
                           Brent S. Belzberg                            -           2,500                0.0%
                           -------------------------- -------------------- --------------- -------------------
                           Brendan Calder                               -           6,250                0.0%
                           -------------------------- -------------------- --------------- -------------------
                           Peter F. Cohen                          30,000          10,000                0.3%
                           -------------------------- -------------------- --------------- -------------------
                           Douglas G. Cooke                        22,500          25,828                0.4%
                           -------------------------- -------------------- --------------- -------------------
                           John B. Friedrichsen                    30,000          62,193                0.7%
                           -------------------------- -------------------- --------------- -------------------
                           Timothy J. Greener                     141,643          60,115                1.6%
                           -------------------------- -------------------- --------------- -------------------
                           Jay S. Hennick                         575,887         305,525                6.7%
                           -------------------------- -------------------- --------------- -------------------
                           Samuel Hennick                         187,790          17,500                1.6%
                           -------------------------- -------------------- --------------- -------------------
                           Richard Oller                           10,000          21,500                0.3%
                           -------------------------- -------------------- --------------- -------------------
                           D. Scott Patterson                      48,800         160,288                1.6%
                           -------------------------- -------------------- --------------- -------------------
                           Steven Rogers                           91,485          28,750                0.9%
                           -------------------------- -------------------- --------------- -------------------
                           All directors and
                           officers as a group (13              1,144,605         719,699               14.2%
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

INDEBTEDNESS OF MANAGEMENT

         Executive officers were indebted to the Company in connection with the purchase of the Company's Subordinate Voting Shares. This indebtedness is secured by the Subordinate Voting Shares acquired. The indebtedness has a five to ten year term from the grant date, is interest bearing and is open for repayment at any time. The following table lists the indebtedness of each executive officer:

     ----------------------- ------------- ------------- -------------------- ----------------------
                                  LARGEST                                                 NUMBER OF
                                   AMOUNT        AMOUNT          FINANCIALLY     SUBORDINATE VOTING
                              OUTSTANDING   OUTSTANDING             ASSISTED   SHARES HELD IN TRUST
                                   DURING     AS AT MAY           SECURITIES          BY COMPANY AS
                              FISCAL 2002      14, 2002     PURCHASES DURING           SECURITY FOR
     NAME                          ($ US)        ($ US)          FISCAL 2002           INDEBTEDNESS
     ----------------------- ------------- ------------- -------------------- ----------------------
     Jay S. Hennick           $ 2,148,400   $ 2,148,400                    -                365,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     D. Scott Patterson           549,800             -                    -                      -
     ----------------------- ------------- ------------- -------------------- ----------------------
     Timothy J. Greener           127,500       127,500                    -                 10,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     John B. Friedrichsen         283,200       283,200                    -                 30,000
     ----------------------- ------------- ------------- -------------------- ----------------------
     Douglas G. Cooke              93,500        70,800                    -                  7,500
     ----------------------- ------------- ------------- -------------------- ----------------------

         No executive officer had any other indebtedness to the Company in excess of $60,000 at any time during the year.

PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1.       Financial statements

         The documents listed below are included herein under Part II and are also contained in the FirstService Annual Report to Shareholders for 2002:

            -        Report of Independent Accountants;

            - Consolidated Statements of Earnings for the three years ended March 31, 2002, 2001 and 2000;

            -        Consolidated Balance Sheets as at March 31, 2002 and 2001;

            - Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2002, 2001 and 2000;

            - Consolidated Statements of Cash Flows for the three years ended March 31, 2002, 2001 and 2000; and

            -        Notes to the Consolidated Financial Statements.

2.       Financial statement schedules

            - Schedule - Amounts receivable from related parties and underwriters, promoters and employees other than related parties: Item 13

            - Included in Part IV of this report: Schedule II - Valuation and Qualifying Accounts

3.       Exhibits

         Included in Part IV of this report:

            -        List of Exhibits

            -        Exhibit 21 - Subsidiaries of the Registrant

(b)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 2002

         None.

FIRSTSERVICE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands of U.S. Dollars)

------------------------------------ --------------- ---------------- --------------- ---------------- ---------------
                                                                                       DEDUCTIONS DUE
                                                                           ADDITIONS               TO
                                         BALANCE AT        ADDITIONS            FROM    WRITE-OFFS OF      BALANCE AT
                                       BEGINNING OF   CHARGED TO BAD    ACQUISITIONS    UNCOLLECTIBLE          END OF
DESCRIPTION                                    YEAR     DEBT EXPENSE   OF BUSINESSES         ACCOUNTS            YEAR
------------------------------------ --------------- ---------------- --------------- ---------------- ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE (CURRENT):

   Year ended March 31, 2002                $ 4,123            2,040               -          (2,079)         $ 4,084

   Year ended March 31, 2001                $ 3,273            2,303             728          (2,181)         $ 4,123
------------------------------------ --------------- ---------------- --------------- ---------------- ---------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            FIRSTSERVICE CORPORATION
                                            Registrant



                                            /s/ D. SCOTT PATTERSON
                                            --------------------------------
Date:  May 14, 2002                         D. Scott Patterson
                                            Senior Vice President and
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.


NAME AND SIGNATURE                          TITLE                                           DATE

/s/ JAY S. HENNICK                          President, Chief Executive                      May 14, 2002
------------------------------------        Officer and Director
Jay S. Hennick                              (PRINCIPAL EXECUTIVE OFFICER)


/s/ D. SCOTT PATTERSON                      Senior Vice President and                       May 14, 2002
------------------------------------        Chief Financial Officer
D. Scott Patterson                          (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


/s/ MICHAEL H. APPLETON                     Director                                        May 14, 2002
------------------------------------
Michael H. Appleton


/s/ DAVID R. BEATTY                         Director                                        May 14, 2002
------------------------------------
David R. Beatty


/s/ BRENT S. BELZBERG                       Director                                        May 14, 2002
------------------------------------
Brent S. Belzberg


/s/ BRENDAN CALDER                          Director                                        May 14, 2002
------------------------------------
Brendan Calder


/s/ PETER F. COHEN                          Director                                        May 14, 2002
------------------------------------
Peter F. Cohen


/s/ SAMUEL HENNICK                          Director                                        May 14, 2002
------------------------------------
Samuel Hennick


/s/ STEVEN ROGERS                           Director                                        May 14, 2002
------------------------------------
Steven Rogers

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

10.4     Amended and Restated Credit Agreement dated June 21, 2001 among the
         Company and a syndicate of bank lenders. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

10.5     Note and Guarantee Agreement - $100 million U.S. 8.06% Guaranteed
         Senior Secured Notes due 2011. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

21       Subsidiaries of FirstService Corporation.  Included herein.