Form 10-Q
period 2002-06-30
FIRSTSERVICE CORP
filed 2002-08-14
CIK 913353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

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



           Subordinate Voting Shares - 13,202,668 as of July 31, 2002
              Multiple Voting Shares - 662,847 as of July 31, 2002

                            FIRSTSERVICE CORPORATION


                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002




                                      INDEX


                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         A)  STATEMENTS OF EARNINGS FOR THE THREE MONTHS
             ENDED JUNE 30, 2002 AND 2001                                    3

         B)  BALANCE SHEETS
             AS OF JUNE 30, 2002 AND MARCH 31, 2002                          4

         C)  STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001               5

         D)  NOTES                                                           6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 10


PART II   OTHER INFORMATION
---------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                           14


SIGNATURE                                                                    15

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands of U.S. Dollars, except per share amounts) - in accordance with U.S. generally accepted accounting principles



                                                         Three month periods
                                                            ended June 30
                                                             2002       2001
-------------------------------------------------------------------------------
Revenues                                                 $146,036   $136,575

Cost of revenues                                           96,191     89,358
Selling, general and administrative expenses               31,335     28,457
Depreciation                                                3,006      2,752
Amortization                                                  195        204
Interest                                                    2,349      2,668
-------------------------------------------------------------------------------
Earnings before income taxes and minority interest         12,960     13,136

Income taxes                                                4,277      4,595
-------------------------------------------------------------------------------
Earnings before minority interest                           8,683      8,541

Minority interest share of earnings                         1,275      1,451
-------------------------------------------------------------------------------

Net earnings before extraordinary item                   $  7,408   $  7,090
-------------------------------------------------------------------------------

Extraordinary loss on early retirement of debt, net of
     income tax benefit of $nil (2001-$578)                  --          797
-------------------------------------------------------------------------------

Net earnings                                             $  7,408   $  6,293
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

EARNINGS PER SHARE

Net earnings before extraordinary item:       Basic      $   0.54   $   0.53
                                            Diluted          0.50       0.49

Net earnings:                                 Basic          0.54       0.47
                                            Diluted          0.50       0.44

Weighted average shares outstanding:          Basic        13,800     13,395
     (in thousands)                         Diluted        14,747     14,400
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of U.S. Dollars) - in accordance with U.S. generally accepted accounting principles



                                              JUNE 30, 2002  March 31, 2002
-----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $     10,463    $      7,332
Accounts receivable, net                            100,650          88,587
Inventories                                           8,349           9,078
Prepaids and other assets                            12,168          13,303
Deferred income taxes                                 2,422           2,571
-----------------------------------------------------------------------------
                                                    134,052         120,871
-----------------------------------------------------------------------------

Other receivables                                     5,502           4,908
Interest rate swap                                    1,237            --
Fixed assets                                         47,107          45,367
Other assets                                          5,418           5,411
Deferred income taxes                                 1,676             972
Intangible assets                                    29,653          29,422
Goodwill                                            153,884         151,254
-----------------------------------------------------------------------------
                                                    244,477         237,334
-----------------------------------------------------------------------------
                                               $    378,529    $    358,205
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               $     23,634    $     20,587
Accrued liabilities                                  33,448          38,269
Income taxes payable                                  5,702           2,259
Unearned revenues                                    14,356           9,654
Long-term debt - current                              8,000           7,193
Deferred income taxes                                   282             583
-----------------------------------------------------------------------------
                                                     85,422          78,545
-----------------------------------------------------------------------------

Long-term debt - non-current                        163,678         158,418
Interest rate swap                                     --             2,070
Deferred income taxes                                 7,876           7,881
Minority interest                                    12,435          11,449
-----------------------------------------------------------------------------
                                                    183,989         179,818
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                        58,039          57,712
Receivables pursuant to share purchase plan          (2,630)         (2,630)
Retained earnings                                    52,794          45,386
Cumulative other comprehensive income (loss)            915            (626)
-----------------------------------------------------------------------------
                                                    109,118          99,842
-----------------------------------------------------------------------------
                                               $    378,529    $    358,205
-----------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of U.S. Dollars) - in accordance with U.S. generally accepted accounting principles



                                                             Three month periods
                                                                ended June 30
                                                              2002        2001
-------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net earnings                                              $  7,408    $  6,293

Items not affecting cash:
    Depreciation and amortization                            3,201       2,956
    Deferred income taxes                                   (1,040)       (159)
    Minority interest share of earnings                      1,275       1,451
    Extraordinary loss on early retirement of debt            --         1,375
    Other                                                      142         110

Changes in operating assets and liabilities:
    Accounts receivable                                     (9,079)     (9,449)
    Inventories                                                848          87
    Prepaids and other assets                                1,374        (458)
    Accounts payable and other current liabilities            (918)     (1,083)
    Unearned revenues                                        4,241       4,731
-------------------------------------------------------------------------------
Net cash provided by operating activities                    7,452       5,854
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                (63)     (1,190)
Purchases of minority shareholders' interests               (1,841)       --
Purchases of fixed assets                                   (3,738)     (4,993)
(Increase)/decrease in intangibles and other assets           (365)         53
Increase in other receivables                                 (421)       (470)
-------------------------------------------------------------------------------
Net cash used in investing activities                       (6,428)     (6,600)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in long-term debt, net                                943       6,439
Financing fees paid                                           --        (2,561)
Issuance of Subordinate Voting Shares                          327       1,334
Dividends paid to minority shareholders of subsidiaries        (92)        (70)
-------------------------------------------------------------------------------
Net cash provided by financing activities                    1,178       5,142
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                        929        (257)
-------------------------------------------------------------------------------

Increase in cash and cash equivalents during the period      3,131       4,139

Cash and cash equivalents, beginning of period               7,332       5,115
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $ 10,463    $  9,254
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIRSTSERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)
(in thousands of U.S. Dollars, except per share amounts)


1. DESCRIPTION OF THE BUSINESS - FirstService Corporation (the "Company") is a provider of property and business services to residential, corporate and public sector customers in the United States and Canada. The Company's operations are conducted through two operating divisions, Property Services and Business Services. The Property Services division includes Residential Property Management, Integrated Security Services and Consumer Services and represented approximately 75% of the Company's revenues for the year ended March 31, 2002. The Business Services division provides customer support & fulfillment and business process outsourcing services to corporations and government agencies.

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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three month periods ended June 30, 2002 and 2001 and its cash flows for the three months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003. There has been no change in the Company's critical accounting policies since March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2002 contained in the Company's Form 10-K filed on May 24, 2002.

3. ADOPTION OF NEW ACCOUNTING STANDARDS - The Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE ASSETS effective April 2001. As a result, both the current and prior year figures reflect the impact of SFAS 142.

         In April 2002, the Company adopted SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The adoption of this standard did not have a material impact on results of operations or financial condition.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, RESCISSION OF SFAS 4, 44 AND 64, AMENDMENT OF SFAS 13 AND TECHNICAL CORRECTIONS AS OF APRIL 2002. This new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2004. Had SFAS 145 been in effect during the quarter ended June

         30, 2001, the extraordinary loss on early retirement of debt of $797, net of income tax benefit of $578, would have been reported as interest expense of $1,375 and a reduction of income tax expense of $578.

         In July 2002, the FASB issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement changes the timing of the recognition of liabilities associated with exit or disposal activities, and will be effective for such activities initiated after December 31, 2002.

4. BUSINESS ACQUISITIONS AND PURCHASES OF MINORITY INTERESTS - Business acquisitions for the three-month period totaled $238 ($63 net of cash acquired), comprised primarily of the purchase of the assets of a small Consumer Services lawn care business in Montreal. In the three month period ended June 30, 2001, business acquisitions totaled $1,203 ($1,190 net of cash acquired), comprised of two Residential Property Management tuck-under acquisitions.

         Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses exceed certain minimum financial thresholds during the two- to four-year period following the date of acquisition. As at June 30, 2002, there was contingent consideration of up to $21.9 million payable during the period extending to June 30, 2005. In addition, vendors are entitled to receive interest on the principal amount of each contingent payment, to the extent payable, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 7 to 9%. These amounts have been treated as contingent consideration and any resulting payments will be recorded as additional costs of the acquired entities to the extent the contingencies are determined payable.

         During the quarter, the Company purchased minority interests from two shareholders for total consideration of $1,841 (2001-$nil). The Company is currently finalizing the purchase price allocations of the business acquisitions and purchases of minority interests completed during the quarter.

5. LONG-TERM DEBT - The Company has an amended and restated credit agreement with a syndicate of banks that provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on April 25, 2002. The Credit Facility bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. At June 30, 2002, the Company had drawn approximately $60,600 on the Credit Facility, and had $79,400 of available un-drawn credit.

         The Company has outstanding $100,000 of 8.06% fixed-rate Guaranteed Senior Secured Notes (the "Notes"), held by a group of U.S. institutional investors. The final maturity of the Notes is June 29, 2011, with equal annual principal repayments commencing on June 29, 2005.

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

         The covenants and other limitations within the amended and restated credit agreement and the Note agreement are substantially the same. The covenants require the Company to maintain certain ratios including leverage, fixed charge coverage, interest coverage and net worth. Other limitations include prohibition from paying dividends, and without prior approval, from undertaking certain mergers, acquisitions and dispositions.

6. FINANCIAL INSTRUMENTS - The Company has an interest rate swap agreement to exchange the fixed rate on $75,000 of its 8.06% Notes for a variable rate of LIBOR + 250.5 basis points. The term of the swap matches the term of the Notes with a maturity of June 29, 2011. This swap is being accounted for as a fair value hedge in accordance with SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The swap is carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. The fair value of the swap is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair value of the swap fluctuates and at June 30, 2002, the fair value was a gain of $1,237.

7. CAPITAL STOCK - During the three months ended June 30, 2002 and 2001, the Company issued 60,500 and 324,500 Subordinate Voting Shares, respectively, pursuant to provisions for the exercise of stock options under its stock option plan. The Company did not repurchase any Subordinate Voting Shares during the three months ended June 30, 2002 and 2001.

8. COMPREHENSIVE INCOME - Total comprehensive income was $8,949 and $6,166 for the three months ended June 30, 2002 and 2001, respectively. Total comprehensive income includes net earnings, foreign currency exchange adjustments and current income taxes on realized foreign exchange gains for income tax purposes.

9. CONTINGENCIES - The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its financial condition or operations.

10. SEGMENTED INFORMATION - The Company's business is conducted through four operating segments. Each segment is a strategic business unit that offers different services to different types of customers.

         Residential Property Management provides comprehensive property management and a full range of related services, including grounds maintenance, landscaping, painting and restoration to multiple unit residential community associations. Integrated Security Services installs, repairs, maintains and monitors electronic security systems for commercial facilities and residential properties, and also offers a security officer service in the Canadian market. Consumer Services provides closet installation, disaster restoration, painting and lawn care services to residential and commercial customers through franchised and Company-owned outlets. Business Services provides customer support & fulfillment and business process outsourcing services to corporate and government clients.




OPERATING SEGMENTS

                                 Property       Property
                                Services-      Services-        Property
                              Residential     Integrated       Services-                            Other
                                 Property       Security        Consumer       Business       reconciling
                               Management       Services        Services       Services             Items       Consolidated
                              -----------     ----------       ---------       --------       -----------       ------------
THREE MONTH PERIOD ENDED
JUNE 30, 2002
Revenues                         $ 57,143       $ 27,310        $ 29,067       $ 32,465              $ 51          $ 146,036
                              -----------     ----------       ---------       --------       -----------       ------------
Operating profit                    5,543          1,728           5,568          3,691           (1,221)             15,309
                              -----------     ----------       ---------       --------       -----------
  Interest                                                                                                           (2,349)
  Income taxes                                                                                                       (4,277)
  Minority interest                                                                                                  (1,275)
                                                                                                                ------------
  Net earnings                                                                                                         7,408
                                                                                                                ------------
Total assets                      103,437         64,629          70,009        127,336            13,118            378,529
                              -----------     ----------       ---------       --------       -----------       ------------


THREE MONTH PERIOD ENDED
JUNE 30, 2001
Revenues                         $ 56,995       $ 22,874        $ 25,613       $ 31,031              $ 62          $ 136,575
                              -----------     ----------       ---------       --------       -----------       ------------
Operating profit                    5,961          1,595           5,132          4,297           (1,181)             15,804
                              -----------     ----------       ---------       --------       -----------
  Interest                                                                                                           (2,668)
  Income taxes                                                                                                       (4,595)
  Minority interest                                                                                                  (1,451)
  Extraordinary loss                                                                                                   (797)
                                                                                                                ------------
  Net earnings                                                                                                         6,293
                                                                                                                ------------
Total assets                       95,311         45,743          61,297        126,303             9,313            337,967
                              -----------     ----------       ---------       --------       -----------       ------------



GEOGRAPHIC SEGMENTS


                                                CANADA         UNITED STATES         CONSOLIDATED
                                             ---------         -------------         ------------

THREE MONTH PERIOD
ENDED JUNE 30, 2002
Revenues                                      $ 51,174              $ 94,862            $ 146,036
                                             ---------         -------------         ------------
Total assets                                   123,245               255,284              378,529
                                             ---------         -------------         ------------

THREE MONTH PERIOD
ENDED JUNE 30, 2001
Revenues                                      $ 47,874              $ 88,701            $ 136,575
                                             ---------         -------------         ------------
Total assets                                   112,632               225,335              337,967
                                             ---------         -------------         ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues for the first quarter of fiscal 2003 were $146.0 million, 7% higher than the prior year's first quarter. Approximately 3% or $4.4 million of the increase resulted from the acquisitions of the Fulfillment Division of Right Choice Services, Inc. ("Right Choice") in February 2002, and CC Seattle LLC and VASEC Virginia Security and Automation, Inc. ("VASEC"), both in July 2001. The balance of the revenue increase came from internal growth of 4%.

During the quarter, 35% of the Company's revenues were originally denominated in Canadian currency. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 0.8% weaker relative to the U.S. dollar during quarter than in the comparable quarter last year. The impact of this exchange rate fluctuation was not material to the quarter's results of operations.

The first quarter's EBITDA 1 was $18.5 million, down $0.3 million from the prior year quarter. The EBITDA margin declined from 13.7% to 12.7% as a result of several factors including substantial increases in insurance costs in the Residential Property Management segment and revenue mix changes in Business Services.

Depreciation expense increased 9% year-over-year, to $3.0 million, driven by revenue growth and capital expenditures during the past year that were higher than historical patterns.

Interest expense declined to $2.3 million versus $2.7 million recorded in the prior year quarter. Average indebtedness during the quarter was up $11.5 million relative to the first quarter of last year. The average interest rate during the quarter was 5.6% versus 6.8% in the comparable quarter, due to the substantial decline in floating reference interest rates. Also impacting interest was the interest rate swap associated with $75 million of the fixed-rate Notes, which reduced borrowing costs related to that debt.

The consolidated income tax rate declined to approximately 33% of earnings before income taxes and minority interest from 35% in the prior year's quarter. The reduction in tax rate is a result of lower statutory tax rates in several jurisdictions and continuing leverage from the cross-border tax structure implemented in fiscal 2000.

Minority interest also declined year over year, to $1.3 million from $1.5 million as a result of several minority share purchases that occurred during the last twelve months, including California Closet Company, Inc. ("California Closets") and The Continental Group, Ltd. During the quarter,


--------
1 EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA is a financial metric used by many investors to compare companies on the basis of operating results, asset value and the ability to incur and service debt. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles ("U.S. GAAP"). Non-U.S. GAAP measures, such as EBITDA, do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other issuers.

the Company purchased portions of the minority shareholdings of American Pool Enterprises, Inc. and Security Services & Technologies, which also reduced minority interest for the quarter.

Net earnings for the quarter were $7.4 million, compared to $6.3 million in the prior year quarter ($7.1 million before the extraordinary item). The increase in net earnings before the extraordinary item is the result of income tax and minority interest declines relative to the prior year.

Revenues from Residential Property Management operations were $57.1 million for the quarter, slightly higher than the prior year quarter. Core management revenues grew 5%, which was offset by a 30% decline in painting and restoration activities. Painting and restoration revenues were, however, up 10% from the fourth quarter of fiscal 2002 and management expects to see continuing improvement in this area through the remainder of fiscal 2003.

Residential Property Management EBITDA declined to $6.5 million from $7.1 million recorded in the year ago quarter, and margins fell to 11.4% from 12.4%. Approximately $0.5 million of increased insurance costs were incurred during the quarter, out of the estimated minimum annual insurance cost increase of $1.3 million. A large portion of the insurance increase will be felt in the first two quarters as these costs are matched with seasonal revenues, particularly swimming pool management contracts. The Company was able to pass on only a small portion of these increased costs to customers in the current season. Additionally, the year-over-year decline in painting and restoration revenues, which carry higher margins than core management, impacted EBITDA unfavorably in the quarter.

Integrated Security Services grew 19% to $27.3 million in the first quarter relative to the year ago period. Internal growth was 14%, with the VASEC acquisition accounting for the balance of growth. Internal growth benefited from a particularly large systems sale during the quarter, which included $0.8 million of equipment. Excluding this sale, internal growth would have been 10%, which management believes is a more sustainable growth rate going forward for this segment.

In the Integrated Security Services segment, EBITDA increased to $2.1 million, 11% higher than the prior year's quarter, while the margin fell to 7.7% from an unusually high 8.3% in the prior year's quarter. The margin for the whole of fiscal 2002 was 6.8% and the Company expects fiscal 2003's annual margins to exceed that figure.

Consumer Services revenue was $29.1 million for the quarter, 13% higher than the prior year period. Internal growth was 8%, with the balance of growth coming from the acquisition of CC Seattle LLC, the Seattle franchise of California Closets. Internal growth was driven by revenue increases at Paul Davis Restoration and strong seasonal results from College Pro Painters relative to the same period a year ago.

EBITDA at Consumer Services was $6.0 million, 10% higher than last year's first quarter. Margins declined slightly to 20.7% from 21.4% due to seasonal timing differences. The Company anticipates that annual margins in fiscal 2003 will be consistent with the prior year.

First quarter revenues in Business Services were $32.5 million, 5% higher than the prior year due to the acquisition of Right Choice in February 2002. Internal revenue growth in this segment was negligible.

Business Services EBITDA was $5.1 million, down from $5.5 million recorded in the prior year quarter. The margin declined to 15.7% from 17.6%. There are two principal reasons for the margin decline. Firstly, Right Choice carries margins of approximately 10%, diluting the margin for the segment as a whole. Secondly, DDS Southwest, the Company's textbook fulfillment business based in Dallas, experienced a lower margin than in prior years. This business fulfills textbook orders on behalf of publishers for school boards across Texas, Oklahoma and New Mexico. It is a seasonal business with high volumes and margins in the Company's first and second quarters prior to the beginning of each school year. Textbook orders vary year to year and by state depending on the subject areas being purchased for in a particular year. For the 2002-2003 school year the impact of this is a volume reduction of 12%, which had a significant impact on the first quarter's margin. The decline in DDS Southwest volumes was anticipated by management and incorporated into the fiscal 2003 guidance referred to below.

Corporate expenses for the quarter totaled $1.2 million, the same amount as recorded in the prior year's first quarter.


OUTLOOK FOR CURRENT FISCAL YEAR

Consistent with previous guidance, the Company anticipates earnings per share in the range of $1.42-1.52 for fiscal 2003. Revenues are expected to grow at mid-single digit internal growth rates supplemented by revenues from acquisitions completed during the past year. A minimum $1.3 million increase in insurance costs and a change in revenue mix are expected to lower margins in the Residential Property Management and Business Services segments, negatively impacting earnings. Lower interest rates and a reduced consolidated income tax rate are expected to favorably impacting earnings.


SEASONALITY AND QUARTERLY FLUCTUATIONS

Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care, exterior painting, and swimming pool management in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its third and fourth fiscal quarters, from October to March. Residential Property Management (with the exception of swimming pool management), Integrated Security Services, and Business Services generate revenues evenly throughout the fiscal year.

The seasonality of swimming pool management and certain Consumer Services operations (exterior painting and lawn care) results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions, which alter the consolidated service mix. The Company's non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while the Company's seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, the Company's quarterly EBITDA margin fluctuations should be reduced.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the quarter was $7.5 million, up from $5.9 million in the prior year quarter. The improvement in cash flow is the result of a greater reduction in inventories and other current assets in the quarter relative to the prior year's quarter. Accounts receivable increased during the quarter in a manner consistent with historical patterns.

Management believes that cash from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

There have been no material changes to the terms of the Company's financing agreements since March 31, 2002 except the renewal and extension of the Credit Facility on April 25, 2002. The Company is in compliance with the covenants within its financing agreements as at June 30, 2002 and, based on its outlook for the balance of the year, expects to remain in compliance with the covenants. The Company had $79.4 million of available un-drawn credit as of June 30, 2002.

During the quarter ended June 30, 2002, capital expenditures were $3.7 million. Significant purchases during the quarter included $1.5 million in service vehicles for the Residential Property Management and Consumer Services segments and $1.2 million in Business Services warehousing equipment and software. The annual capital expenditures outlook for fiscal 2003 is $11.0 million.

During the quarter, there was no change to the Company's market risk profile, including foreign currency and interest rate risks as described in Item 7A of Form 10-K for the year ended March 31, 2002.


CEO AND CFO CERTIFICATIONS

Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 by the CEO and CFO were filed with the Securities and Exchange Commission contemporaneously with the filing of this Form 10-Q.


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



August 14, 2002

                            FIRSTSERVICE CORPORATION




                            /s/ D. SCOTT PATTERSON
                            ----------------------------------------------------
                            D. Scott Patterson
                            Senior Vice President and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER & AUTHORIZED SIGNATORY)