Form 10-Q
period 2002-09-30
FIRSTSERVICE CORP
filed 2002-11-14
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to

Commission File Number 0-24762

FIRSTSERVICE CORPORATION
(Exact name of Registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number, if applicable)
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

Yes  ☒                      No  ☐

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Subordinate Voting Shares — 13,215,168 as of October 31, 2002
Multiple Voting Shares — 662,847 as of October 31, 2002

FIRSTSERVICE CORPORATION

Form 10-Q
for the quarterly period ended September 30, 2002

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except per share amounts) — in accordance with U.S. generally accepted accounting principles

		Three month periods ended September 30		Six month periods ended September 30
		2002	2001	2002	2001
Revenues		$145,209	$140,468	$291,245	$277,043
Cost of revenues		95,143	90,347	191,334	179,705
Selling, general and administrative expenses		28,902	28,109	60,237	56,566
Depreciation		3,073	2,777	6,079	5,529
Amortization		217	123	412	327
Interest		2,235	3,283	4,584	5,951

Earnings before income taxes and minority interest		15,639	15,829	28,599	28,965
Income taxes		5,157	5,303	9,434	9,898

Earnings before minority interest		10,482	10,526	19,165	19,067
Minority interest share of earnings		1,590	1,688	2,865	3,139

Net earnings before extraordinary item		8,892	8,838	16,300	15,928

Extraordinary loss on early retirement of debt, net of income tax benefit of $nil (2001-$578)		—	—	—	797

Net earnings		$8,892	$8,838	$16,300	$15,131

Earnings per share
Net earnings before extraordinary item:	Basic	$0.64	$0.65	$1.18	$1.18
	Diluted	0.61	0.61	1.11	1.10
Net earnings:	Basic	0.64	0.65	1.18	1.12
	Diluted	0.61	0.61	1.11	1.04
Weighted average shares outstanding:	Basic	13,862	13,515	13,831	13,456
(in thousands)	Diluted	14,682	14,571	14,720	14,488

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	September 30, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,472	$7,332
Accounts receivable, net	93,534	88,587
Inventories	9,198	9,078
Prepaids and other assets	9,435	13,303
Deferred income taxes	2,359	2,571

	124,998	120,871

Other receivables	6,041	4,908
Interest rate swap	6,463	—
Fixed assets	45,267	45,367
Other assets	3,231	5,411
Deferred income taxes	1,602	972
Intangible assets	29,880	29,422
Goodwill	156,192	151,254

	248,676	237,334

	$373,674	$358,205

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,324	$20,587
Accrued liabilities	30,624	38,269
Income taxes payable	7,392	2,259
Unearned revenues	4,354	9,654
Long-term debt — current	3,286	7,193
Deferred income taxes	39	583

	70,019	78,545

Long-term debt — non-current	165,007	158,418
Interest rate swap	—	2,070
Deferred income taxes	7,800	7,881
Minority interest	13,877	11,449

	186,684	179,818

Shareholders' equity
Capital stock	58,341	57,712
Receivables pursuant to share purchase plan	(2,630)	(2,630)
Retained earnings	61,686	45,386
Cumulative other comprehensive loss	(426)	(626)

	116,971	99,842

	$373,674	$358,205

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Six month periods ended September 30
	2002	2001
Cash provided by (used in)
Operating activities
Net earnings	$16,300	$15,131
Items not affecting cash:
Depreciation and amortization	6,491	5,856
Deferred income taxes	(1,032)	(330)
Minority interest share of earnings	2,865	3,139
Extraordinary loss on early retirement of debt	—	1,375
Other	284	220
Changes in operating assets and liabilities:
Accounts receivable	(4,693)	(5,644)
Inventories	(109)	366
Prepaids and other assets	3,901	179
Accounts payable and other accrued liabilities	1,004	432
Unearned revenues	(5,502)	(6,109)

Net cash provided by operating activities	19,509	14,615

Investing activities
Acquisition of businesses, net of cash acquired	(2,999)	(10,292)
Purchases of minority shareholders' interests	(2,204)	(3,322)
Purchases of fixed assets	(5,849)	(7,999)
Disposals (purchases) of intangibles and other assets	1,280	(257)
Increase in other receivables	(1,017)	(718)

Net cash used in investing activities	(10,789)	(22,588)

Financing activities
Increases in long-term debt	8,342	105,838
Repayments of long-term debt	(14,345)	(97,047)
Financing fees paid	—	(2,994)
Issuance of Subordinate Voting Shares, net	629	1,719
Dividends paid to minority shareholders of subsidiaries	(129)	(96)

Net cash (used in) provided by financing activities	(5,503)	7,420

Effect of exchange rate changes on cash and cash equivalents	(77)	(580)

Increase (decrease) in cash and cash equivalents during the period	3,140	(1,133)
Cash and cash equivalents, beginning of period	7,332	5,115
Cash and cash equivalents, end of period	$10,472	$3,982

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)
(in thousands of U.S. Dollars, except per share amounts)

1.
DESCRIPTION OF THE BUSINESS — FirstService Corporation (the "Company") is a provider of property and business services to residential, corporate and public sector customers in the United States and Canada. The Company's operations are conducted through two operating divisions, Property Services and Business Services. The Property Services division includes Residential Property Management, Integrated Security Services and Consumer Services and represented approximately 75% of the Company's revenues for the year ended March 31, 2002. The Business Services division provides customer support & fulfillment and business process outsourcing services to corporations and government agencies.

2.
SUMMARY OF PRESENTATION — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

  In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and six month periods ended September 30, 2002 and 2001 and its cash flows for the six months ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2002 contained in the Company's Form 10-K filed on May 24, 2002.

3.
NEW ACCOUNTING STANDARDS — The Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets effective April 2001. As a result, both the current and prior year figures reflect the impact of adopting SFAS 142.

  In April 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of this standard did not have a material impact on results of operations or financial condition.

  In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, Rescission of SFAS 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections as of April 2002. This new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2003. Had SFAS 145 been in effect during the six months ended September 30, 2001, the extraordinary loss on early retirement of debt of $797, net of income tax benefit of $578, would have been reported as interest expense of $1,375 and a reduction of income tax expense of $578.

  In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement changes the timing of the recognition of liabilities associated with exit or disposal activities, and will be effective for such activities initiated after December 31, 2002.

  SFAS 147, Acquisitions of Certain Financial Institutions — an Amendment of SFAS 72 and 144 and FASB Interpretation No. 9, was issued in October 2002. This statement deals with acquisition accounting as it relates to banks and other financial institutions. It is expected to have no impact on the Company.

4.
BUSINESS ACQUISITIONS AND PURCHASES OF MINORITY INTERESTS — Business acquisitions for the six-month period totaled $526 ($351 net of cash acquired), comprised primarily of the purchase of the assets of a small Consumer Services lawn care business in Montreal. In the six month period ended September 30, 2001, business acquisitions totaled $3,940 ($3,704 net of cash acquired), comprised of four tuck-under acquisitions.

  Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses meet certain minimum financial thresholds during the two- to four-year period following the date of acquisition. As at September 30, 2002, there was contingent consideration of up to $19,500 payable during the period extending to September 30, 2005. In addition, vendors are entitled to receive interest on the principal amount of each contingent payment, to the extent payable, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 7 to 9%. These amounts have been treated as contingent consideration and any resulting payments will be recorded as additional costs of the acquired entities to the extent the contingencies are determined payable. During the six-month period, contingent consideration paid to vendors of four (2001 — seven) previously acquired businesses was $2,648 (2001 — $6,588).

  During the six months ended September 30, 2002 the Company purchased minority interests from four (2001 — one) shareholders for total consideration of $2,204 (2001 — $3,322).

  Purchase price allocations for these business combinations have not yet been finalized. The completion of the purchase price allocations may result in adjustments to goodwill, intangible assets, amortization and income taxes retroactively to the respective dates of acquisition.

5.
LONG-TERM DEBT — The Company has an amended and restated credit agreement with a syndicate of banks that provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on April 25, 2002. The Credit Facility bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. At September 30, 2002, the Company had drawn $57,666 on the Credit Facility, and had $82,334 of available un-drawn credit.

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

6.
FINANCIAL INSTRUMENTS — The Company has an interest rate swap agreement to exchange the fixed rate on $75,000 of its 8.06% Notes for a variable rate of LIBOR + 250.5 basis points. The term of the swap matches the term of the Notes with a maturity of June 29, 2011. This swap is being accounted for as a fair value hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The swap is carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. The net impact on earnings is nil. The fair value of the swap is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair value of the swap fluctuates and at September 30, 2002, the fair value was a gain of $6,463.

  On October 3, 2002, subsequent to the end of the quarter, the Company entered an interest rate swap agreement to exchange the fixed rate on $25,000 of its 8.06% fixed rate Notes for a variable rate of LIBOR + 445 basis points. Similar to the existing interest rate swap described above, the term of the swap matches the term of the Notes with a maturity of June 29, 2011 and it is being accounted for as a fair value hedge.

7.
CAPITAL STOCK — During the six months ended September 30, 2002 and 2001, the Company issued 93,750 and 375,750 Subordinate Voting Shares, respectively, pursuant to provisions for the exercise of stock options under its stock option plan. The Company repurchased 2,000 Subordinate Voting Shares during the six months ended September 30, 2002 (2001 — nil).

8.
EARNINGS PER SHARE — The following table presents a reconciliation of the denominators used in computing earnings per share:

	Three month periods ended September 30		Six month periods ended September 30
	2002	2001	2002	2001
	(in thousands)
Basic earnings per share — weighted average shares outstanding	13,862	13,515	13,831	13,456
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock method	820	1,056	889	1,032

Diluted earnings per share — weighted average shares outstanding	14,682	14,571	14,720	14,488

9.
COMPREHENSIVE EARNINGS —

	Three month periods ended September 30		Six month periods ended September 30
	2002	2001	2002	2001
Net earnings	$8,892	$8,838	$16,300	$15,131
Foreign currency translation adjustments	(1,341)	(246)	200	(373)

Comprehensive earnings	$7,551	$8,592	$16,500	$14,758

10.
CONTINGENCIES — The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its financial condition or operations.

11.
SEGMENTED INFORMATION — The Company's business is conducted through four operating segments. Each segment is a strategic business unit that offers different services to different types of customers.

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

OPERATING SEGMENTS

	Property Services- Residential Property Management	Property Services- Integrated Security Services	Property Services- Consumer Services	Business Services	Other reconciling items	Consolidated
Three month period ended September 30, 2002
Revenues	$59,543	$25,216	$28,310	$32,030	$110	$145,209

Operating profit	4,414	1,626	8,764	4,310	(1,240)	17,874

Interest						(2,235)
Income taxes						(5,157)
Minority interest						(1,590)

Net earnings						8,892

Total assets	$93,535	$64,823	$72,693	$125,847	$16,776	$373,674

Three month period ended September 30, 2001
Revenues	$58,325	$23,399	$27,238	$31,448	$58	$140,468

Operating profit	5,959	1,494	7,443	5,467	(1,251)	19,112

Interest						(3,283)
Income taxes						(5,303)
Minority interest						(1,688)

Net earnings						8,838

Total assets	$91,564	$51,960	$69,141	$122,205	$5,411	$340,281

Six month period ended September 30, 2002
Revenues	$116,686	$52,526	$57,377	$64,495	$161	$291,245

Operating profit	9,958	3,354	14,331	8,001	(2,461)	33,183

Interest						(4,584)
Income taxes						(9,434)
Minority interest						(2,865)

Net earnings						$16,300

Six month period ended September 30, 2001
Revenues	$115,320	$46,273	$52,851	$62,479	$120	$277,043

Operating profit	11,920	3,089	12,575	9,764	(2,432)	34,916

Interest						(5,951)
Income taxes						(9,898)
Minority interest						(3,139)
Extraordinary loss						(797)

Net earnings						$15,131

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three month period ended September 30, 2002
Revenues	$46,081	$99,128	$145,209

Total long-lived assets	54,797	176,542	231,339

Three month period ended September 30, 2001
Revenues	$45,251	$95,217	$140,468

Total long-lived assets	52,500	161,559	214,059

Six month period ended September 30, 2002
Revenues	$97,255	$193,990	$291,245

Six month period ended September 30, 2001
Revenues	$93,125	$183,918	$277,043

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

Results of operations — three months ended September 30, 2002 and 2001

        Revenues for the second quarter of fiscal 2003 were $145.2 million, 3% higher than the prior year's second quarter. Approximately 1% or $1.6 million of the increase resulted from the acquisition of the Fulfillment Division of Right Choice Services, Inc. ("Right Choice") in February 2002. The balance of the revenue increase came from internal growth of 2%.

        During the quarter, 32% of the Company's revenues were originally denominated in Canadian currency. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 1.1% weaker relative to the U.S. dollar during the quarter than in the comparable quarter last year. If exchange rates had stayed constant year over year, the current year's second quarter revenues would have been $0.5 million higher and internal growth would have been 3%.

        The second quarter's EBITDA1 was $21.2 million, down $0.8 million from the prior year quarter. The EBITDA margin declined from 15.7% to 14.6% as a result of several factors including substantial increases in insurance costs in the Residential Property Management segment and revenue mix changes in the Business Services segment.

1
EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA is a financial metric used by many investors to compare companies on the basis of operating results, asset value and the ability to incur and service debt. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles ("U.S. GAAP"). Non-U.S. GAAP measures, such as EBITDA, do not have any standardized meaning and therefore may not be comparable to similar measures presented by other issuers.

        Depreciation expense increased 11% year-over-year, to $3.1 million, driven by higher than usual capital expenditures due to service revenue growth during the past twelve months. Capital expenditures for the twelve-month period ended September 30, 2002 were $13.5 million, relative to $11.0 million of planned expenditures in fiscal 2003.

        Interest expense declined to $2.2 million versus $3.3 million recorded in the prior year quarter. Average indebtedness during the quarter was up $2.3 million relative to the second quarter of last year. The average interest rate during the quarter was 5.4% versus 8.1% in the comparable quarter. Last year's average interest rate was impacted by the $100 million of 8.06% fixed rate Guaranteed Senior Secured Notes (the "Notes") issued on June 29, 2001. In the current quarter, the interest rate on the Notes was reduced to approximately 5.2% as a result of the $75 million interest rate swap agreement entered in December 2001.

        After the end of the second quarter, on October 3, 2002, the Company swapped the fixed rate on the remaining $25 million of the Notes for a variable rate of LIBOR + 445 basis points. This is expected to result in a further reduction in the Company's average interest rate.

        The consolidated income tax rate declined to approximately 33% of earnings before income taxes and minority interest from 33.5% in the prior year's quarter. The reduction in tax rate is a result of lower statutory tax rates in several jurisdictions and continuing leverage from the cross-border tax structure implemented in fiscal 2000.

        Minority interest also declined year over year, to $1.6 million from $1.7 million as a result of several minority share purchases that occurred during the last twelve months, including shares of California Closet Company, Inc. ("California Closets"), The Continental Group, Ltd., American Pool Enterprises, Inc. and Security Services & Technologies. During the quarter, the Company purchased minority shareholdings of two shareholders comprising 2.9% of the shares of Herbert A. Watts Ltd.

        Net earnings for the quarter were $8.9 million, compared to $8.8 million in the prior year quarter. The increase in net earnings is the result of declines in interest expense, income taxes and minority interest relative to the prior year, partially offset by lower operating profits.

        Revenues from Residential Property Management operations were $59.5 million for the quarter, which is $1.2 million higher than the prior year quarter. Core management revenues grew 3%, which was offset by a 15% year-over-year decline in painting & restoration activities. Painting & restoration services are sold to management clients when buildings are in need of exterior painting, concrete work and waterproofing. A noticeable slowdown in painting & restoration occurred after the terrorist events of September 2001, and activity levels have not yet returned to historic levels.

        Residential Property Management EBITDA declined to $5.4 million from $6.8 million recorded in the year ago quarter, and margins fell to 9.0% from 11.7%. Approximately $0.7 million of increased insurance costs were incurred during the quarter, out of an estimated minimum annual insurance cost increase of $2.0 million. The exact amount of the year-over-year increase is unknown because some insurance renewal negotiations are ongoing. A large portion of the insurance increase was incurred in the first two quarters as these costs were matched with seasonal revenues, particularly swimming pool management contracts. The Company was able to pass on only a small portion of these increased costs to customers in the current season. Additionally, the year-over-year decline in painting & restoration revenues, which carry higher margins than core management, impacted EBITDA unfavorably in the quarter.

        Integrated Security Services revenues rose 8%, all from internal growth, to $25.2 million in the second quarter relative to a year ago. EBITDA increased to $2.0 million, 9% higher than the prior year's quarter, while the margin increased slightly to 7.9% from 7.8% in the prior year's quarter.

        Consumer Services revenues were $28.3 million for the quarter, 4% higher than the prior year period, all from organic growth. After adjusting for the planned year-over-year decline in California Closets' melamine board revenues, growth was 7%. Growth was driven by strong seasonal results from College Pro Painters relative to the same period a year ago, as well as system-wide sales growth at Paul Davis Restoration and Certa Pro Painters. After the end of the second quarter, the Company acquired two California Closets franchises — one in Chicago, IL and one in Jacksonville, FL — that are expected to add $5.0 million annually to Consumer Services revenues.

        EBITDA at Consumer Services was $9.2 million, 17% higher than last year's second quarter. Margins increased to 32.6% from 29.0% due to incremental royalty revenues at College Pro Painters which carry seasonally high margins, as well as a $0.7 million reduction in melamine board sales which carries very low margins.

        Business Services second quarter revenues were $32.0 million, 2% higher than the prior year. The March 2002 acquisition of Right Choice accounted for a 5% increase in revenues while year-over-year declines at the DDS Distribution Services Ltd. ("DDS") fulfillment operations accounted for a 3% decrease. In particular, the DDS Southwest school textbook fulfillment operations in Texas and New Mexico experienced lower volumes because the state-mandated textbook adoption cycle was at its low point this year. Textbook orders vary year to year and by state depending on the subject areas being purchased for in a particular year. Textbook orders are seasonal in nature, with higher volumes in the Company's first and second quarters, in anticipation of the new school year, and lower volumes in the third and fourth quarters. Next year's adoption program is expected to yield significantly higher activity levels for these operations. The remainder of the customer support and fulfillment operations, as well as the business process outsourcing operations, generated revenues that were flat versus the prior year.

        Business Services posted EBITDA of $5.8 million, down from $6.7 million recorded in the same quarter last year, while the margin declined to 18.0% from 21.2%. There are two principal reasons for the margin decline. Firstly, Right Choice carries margins of approximately 10%, diluting the margin for the segment as a whole. Secondly, DDS Southwest experienced a lower margin in this, one of its seasonally high quarters, than in prior years due to lower activity levels.

        On October 23, 2002, the Company announced that a major Business Services client had given notice of its intention to move the majority of its outsourced fulfillment activities, effective December 2002. Revenues from this client for the six months ended September 30, 2002 were $3.3 million. Business Services revenues are expected to decline approximately 2% year-over-year during the balance of the year, primarily in the fourth quarter, due to the major client departure. The loss of this business is expected to impact earnings per share negatively by approximately $0.05, including severance and transition costs of $0.03, during the balance of fiscal 2003.

        Corporate expenses for the quarter totaled $1.2 million, equivalent to the prior year's second quarter.

Results of operations — six months ended September 30, 2002 and 2001

        Revenues for the first half of fiscal 2003 were $291.2 million, 5% higher than the prior year period. Approximately 2% or $6.0 million of the increase resulted from the acquisitions of Right Choice in February 2002 and CC Seattle LLC and VASEC Virginia Security and Automation, Inc. ("VASEC"), both in July 2001. The balance of the revenue increase came from internal growth of 3%.

        During the current six-month period, 33% of the Company's revenues were originally denominated in Canadian currency. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 1.0% weaker relative to the U.S. dollar during the quarter than in the comparable quarter last year, which resulted in revenues that were approximately $0.9 million lower than they would have been had exchange rates remained constant.

        EBITDA was $39.7 million, down $1.1 million versus the prior year. The EBITDA margin declined from 14.7% to 13.6% primarily due to higher insurance costs in Residential Property Management and lower activity levels in Business Services.

        Depreciation expense increased 10% year-over-year, to $6.1 million, driven by capital expenditures during the past year that were higher than historical amounts.

        Interest expense declined to $4.6 million versus $6.0 million recorded in the prior period. Average indebtedness was up $6.7 million relative to last year and the average interest rate was 5.2% versus 7.4% in the prior year. The $75 million interest rate swap in connection with the 8.06% Notes was in effect during the current period, while it was not in the prior period. In addition, floating reference rates have declined substantially since the second quarter of fiscal 2002.

        The consolidated income tax rate was 33% of earnings before income taxes and minority interest for the year-to-date period, down from 34% in the prior year comparative period. The reduction in tax rate is a result of lower statutory tax rates in several jurisdictions and continuing leverage from the cross-border tax structure implemented in fiscal 2000.

        Minority interest was $2.9 million, down from $3.1 million in the prior year period as a result of several minority share purchases that occurred during the last twelve months, including shares of California Closets, The Continental Group, Ltd., American Pool Enterprises, Inc., Security Services & Technologies and Herbert A. Watts Ltd.

        Net earnings were $16.3 million, compared to $15.1 million in the prior year ($15.9 million before the extraordinary item). The increase in net earnings before the extraordinary item is the result of interest, income tax and minority interest declines relative to the prior year, partially offset by lower operating profits.

        Revenues from Residential Property Management operations were $116.7 million, an increase of $1.4 million or 1% versus the prior year. Growth in the core management business was 4% offset by declines in painting & restoration activities. Residential Property Management EBITDA declined to $11.9 million from $13.9 million recorded in the prior year while margins declined to 10.2% from 12.1%. The main factor behind the margin decline is a $1.2 million increase in insurance costs relative to the prior period, especially in the swimming pool management activities. Very little of the cost increase was passed on to clients in the current season. The slowdown in painting and restoration, which enjoys higher margins than core management, also impacted the year-over-year margin change.

        Integrated Security Services revenues increased 14% to $52.5 million relative to a year ago. Internal revenue growth, excluding the July 2001 VASEC tuck-under acquisition, was 11%. Year-to-date revenues include $0.8 million from a particularly large equipment sale in the first quarter, which caused internal growth to be higher than expectations. EBITDA increased to $4.1 million, 10% higher than the prior year, while the margin declined slightly to 7.8% from 8.0% in the prior year.

        Six-month Consumer Services revenues were $57.4 million, 9% higher than the prior year period. Excluding the CC Seattle acquisition, internal growth was 6%. EBITDA was $15.3 million, 14% higher than last year. Margins increased to 26.6% from 25.3% as a result of strong College Pro Painters system-wide sales, and in turn royalty revenues for the Company, that carry a high seasonal margin during the summer months when college students are actively running their painting franchises.

        Revenues in Business Services were $64.5 million, 3% higher than the prior year due to the acquisition of Right Choice in February 2002. Internal revenues were down 2% due to a year-over-year decline in volumes at DDS Southwest. EBITDA was $10.9 million, down from $12.1 million recorded in the prior year. The margin declined to 16.8% from 19.4%, as a result of the dilutive impact of the Right Choice acquisition and DDS Southwest's lower margins in the period relative to prior periods.

        Corporate expenses totaled $2.4 million, similar to the $2.4 million recorded in the prior year.

Outlook for the remainder of fiscal year

        The Company updated its estimated range for the year ending March 31, 2003 and now anticipates revenues in the range of $540-550 million, EBITDA in the range of $58.0-59.5 million, and diluted earnings per share in the range of $1.37-1.43. The previous range was as follows: revenues $540-560 million; EBITDA $60.5-63.0 million; and diluted earnings per share of $1.42-1.52. The range reduction was the result of several factors, including clearer visibility of trends for the remainder of the year in each of the operating segments and the major Business Services client loss.

        For the balance of the year, operating segment revenues are expected to grow at mid-single digit internal growth rates supplemented by revenues from acquisition completed during the last year, except in Business Services, where internal revenues are expected to decline 2% due to the major client loss. Acquisitions completed after the date of filing of this report on Form 10-Q and before March 31, 2003, if any, would be incremental to the above outlook.

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

Liquidity and capital resources

        Net cash provided by operating activities for the six-month period was $19.5 million, up from $14.6 million in the prior year. The improvement in cash flow is the result of a greater reduction in prepaids and other current assets in the current year relative to the prior year. Accounts receivable increased relative to March 31, 2002 in a manner consistent with historical patterns. Management believes that cash from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

        There have been no material changes to the terms of the Company's financing agreements since March 31, 2002 except the renewal and extension of the Credit Facility on April 25, 2002. The Company is in compliance with the covenants within its financing agreements as at September 30, 2002 and, based on its outlook for the balance of the year, expects to remain in compliance with the covenants. The Company had $82.3 million of available un-drawn credit as of September 30, 2002.

        For the six months ended September 30, 2002, capital expenditures were $5.8 million. Significant purchases included $2.1 million in service vehicles for the Residential Property Management and Consumer Services operations and $1.5 million in Business Services warehousing equipment and software. The annual capital expenditures outlook for fiscal 2003 is $11.0 million.

        In those operations where operating managers are also minority owners, the Company is party to shareholders' agreements. These agreements allow the Company to "call" the minority position for a pre-determined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority interests was approximately $32.0 million at September 30, 2002. While it is not management's intention to acquire outstanding minority interests, doing so would materially increase indebtedness and net earnings.

Critical accounting policies

        There has been no change in the Company's critical accounting policies since March 31, 2002.

Forward-looking statements

        This quarterly report on Form 10-Q contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, expectations, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect", "outlook" or similar statements. The Company's actual results may differ materially from such statements.

        Among the factors that could result in such differences are the impact of weather conditions, increased competition, labor shortages, the condition of the United States and Canadian economies, changes in interest rates, changes in the value of the Canadian Dollar relative to the U.S. Dollar, changes in the pricing and availability of insurance, the continuing impact of terrorism on the economy and on customer sentiment, and the ability of the Company to make acquisitions at reasonable prices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the past six months, there was no material change to the Company's market risk profile, including foreign currency and interest rate risks as described in Item 7A of Form 10-K for the year ended March 31, 2002.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures.    The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)
Changes in internal controls.    In September 2002, John Friedrichsen, formerly Senior Vice President — Acquisitions of the Company, became Chief Financial Officer. Scott Patterson, the former Chief Financial Officer, was promoted to Executive Vice President of the Company. There were no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including corrective actions.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	a)	Exhibits
		99.1-99.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002

FIRSTSERVICE CORPORATION
/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Jay S. Hennick, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of FirstService Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer

CERTIFICATION

I, John B. Friedrichsen, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of FirstService Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited) (in thousands of U.S. Dollars, except per share amounts)
SIGNATURES
CERTIFICATION
CERTIFICATION