Form 10-Q
period 2002-12-31
FIRSTSERVICE CORP
filed 2003-02-14
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

or

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

Yes    ☒ or No    ☐

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Subordinate Voting Shares — 13,500,543 as of January 31, 2003
Multiple Voting Shares — 662,847 as of January 31, 2003

FIRSTSERVICE CORPORATION

Form 10-Q
for the quarterly period ended December 31, 2002

INDEX

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except per share amounts) — in accordance with U.S. generally accepted accounting principles

	Three month periods ended December 31		Nine month periods ended December 31
	2002	2001	2002	2001
Revenues	$126,684	$117,809	$417,929	$394,852
Cost of revenues	89,664	81,189	280,998	260,894
Selling, general and administrative expenses	28,840	27,405	89,077	83,971
Depreciation	3,065	2,938	9,144	8,467
Amortization of intangibles	328	102	740	429
Interest	2,082	3,000	6,666	8,951

Earnings before income taxes and minority interest	2,705	3,175	31,304	32,140
Income taxes	896	1,063	10,330	10,961

Earnings before minority interest	1,809	2,112	20,974	21,179
Minority interest share of earnings	376	375	3,241	3,514

Net earnings before extraordinary item	1,433	1,737	17,733	17,665

Extraordinary loss on early retirement of debt, net of income tax benefit of $nil (2001 — $578)	—	—	—	797

Net earnings	$1,433	$1,737	$17,733	$16,868

Earnings per share
Net earnings before extraordinary item:
Basic	$0.10	$0.13	$1.28	$1.31
Diluted	0.10	0.12	1.21	1.21
Net earnings:
Basic	0.10	0.13	1.28	1.25
Diluted	0.10	0.12	1.21	1.16
Weighted average shares outstanding: (in thousands)
Basic	13,876	13,592	13,846	13,501
Diluted	14,445	14,644	14,628	14,555

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	December 31, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,012	$7,332
Accounts receivable, net	92,347	88,587
Inventories	8,450	9,078
Prepaids and other assets	13,603	13,303
Deferred income taxes	2,367	2,571

	128,779	120,871

Other receivables	5,127	4,908
Interest rate swap	6,250	—
Fixed assets	44,956	45,367
Other assets	3,030	5,411
Deferred income taxes	1,623	972
Intangible assets	30,197	29,422
Goodwill	159,326	151,254

	250,509	237,334

	$379,288	$358,205

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$22,215	$20,587
Accrued liabilities	34,057	38,269
Income taxes payable	7,901	2,259
Unearned revenues	6,495	9,654
Long-term debt — current	3,276	7,193
Deferred income taxes	39	583

	73,983	78,545

Long-term debt — non-current	164,876	158,418
Interest rate swap	—	2,070
Deferred income taxes	7,810	7,881
Minority interest	14,023	11,449

	186,709	179,818

Shareholders' equity
Capital stock	58,419	57,712
Receivables pursuant to share purchase plan	(2,630)	(2,630)
Retained earnings	63,119	45,386
Cumulative other comprehensive loss	(312)	(626)

	118,596	99,842

	$379,288	$358,205

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2001	13,168,240	$54,863	$(3,196)	$27,972	$(183)	$79,456

Comprehensive earnings:
Net earnings	—	—	—	16,868	—	16,868
Foreign currency translation adjustments	—	—	—	—	(432)	(432)

Comprehensive earnings						$16,436

Subordinate Voting Shares:
Stock options exercised	450,725	2,150	—	—	—	2,150
Cash payments on share purchase plan	—	—	504	—	—	504

Balance, December 31, 2001	13,618,965	$57,013	$(2,692)	$44,840	$(615)	$98,546

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2002	13,775,265	$57,712	$(2,630)	$45,386	$(626)	$99,842

Comprehensive earnings:
Net earnings	—	—	—	17,733	—	17,733
Foreign currency translation adjustments	—	—	—	—	314	314

Comprehensive earnings						$18,047

Subordinate Voting Shares:
Stock options exercised	104,750	747	—	—	—	747
Purchased for cancellation	(2,000)	(40)	—	—	—	(40)

Balance, December 31, 2002	13,878,015	$58,419	$(2,630)	$63,119	$(312)	$118,596

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Nine month periods ended December 31
	2002	2001
Cash provided by (used in)
Operating activities
Net earnings	$17,733	$16,868
Items not affecting cash:
Depreciation and amortization of intangibles	9,884	8,896
Deferred income taxes	(1,051)	(308)
Minority interest share of earnings	3,241	3,514
Extraordinary loss on early retirement of debt	—	1,375
Other	425	335
Changes in operating assets and liabilities:
Accounts receivable	(3,113)	(8,746)
Inventories	754	447
Prepaids and other assets	(229)	(508)
Accounts payable and other accrued liabilities	2,791	1,500
Unearned revenues	(3,595)	(4,963)

Net cash provided by operating activities	26,840	18,410

Investing activities
Acquisition of businesses, net of cash acquired	(5,396)	(12,023)
Purchases of minority shareholders' interests	(4,204)	(3,322)
Purchases of fixed assets	(8,055)	(12,678)
Disposals (purchases) of intangibles and other assets	1,236	(271)
Increase (decrease) in other receivables	(121)	195

Net cash used in investing activities	(16,540)	(28,099)

Financing activities
Increases in long-term debt	10,342	126,611
Repayments of long-term debt	(16,632)	(113,038)
Financing fees paid	—	(3,084)
Issuance of Subordinate Voting Shares, net	707	2,150
Dividends paid to minority shareholders of subsidiaries	(179)	(109)

Net cash (used in) provided by financing activities	(5,762)	12,530

Effect of exchange rate changes on cash and cash equivalents	142	(549)

Increase in cash and cash equivalents during the period	4,680	2,292
Cash and cash equivalents, beginning of period	7,332	5,115

Cash and cash equivalents, end of period	$12,012	$7,407

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

2.
SUMMARY OF PRESENTATION — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

  In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations for the three and nine month periods ended December 31, 2002 and 2001 and its cash flows for the nine months ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2002 contained in the Company's Form 10-K filed on May 24, 2002.

3.
NEW ACCOUNTING STANDARDS — In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. This standard is effective for the Company's fiscal year beginning April 1, 2003 and is not expected to have a material impact on results of operations or financial condition.

  In April 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of this standard did not have a material impact on results of operations or financial condition.

  In April 2002, FASB issued SFAS 145, Rescission of SFAS 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections as of April 2002. Among other changes, this new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2003. Had SFAS 145 been in effect during the nine months ended December 31, 2001, the extraordinary loss on early retirement of debt of $797, net of income tax benefit of $578, would have been reported as interest expense of $1,375 and a reduction of income tax expense of $578.

  In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with such activities at their fair values when a liability has been incurred. Previously, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is effective for such activities initiated after December 31, 2002, and will impact the Company's accounting for its Business Services division integration plan announced on January 28, 2003.

  In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS 5, 57 and 107 and rescission of FASB Interpretation No. 34) ("FIN 45") was issued. FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45's provisions for initial recognition and measurement are effective for guarantees issued or modified by the Company after December 31, 2002. The disclosure requirements are effective for the Company's quarter ended December 31, 2002 and are included in Note 9 below.

  In December 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as amended disclosure requirements in annual and interim and financial statements. The standard will be effective for the Company's annual financial statements for the year ended March 31, 2003. The adoption of this standard is not expected to have an impact on results of operations or financial condition.

  In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46") was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities having certain characteristics and applies immediately to variable interest entities created after January 31, 2003. The Company expects that FIN 45 will have no impact on its results of operations or financial condition.

4.
ACQUISITIONS OF BUSINESSES AND PURCHASES OF MINORITY INTERESTS — Acquisitions of businesses for the nine-month period totaled $5,871 ($5,396 net of cash acquired) (2001 — $12,259 ($12,023 net of cash acquired)), comprised of initial acquisitions and payments of contingent consideration to vendors of previously acquired businesses. There were four initial acquisitions during the period, totaling $2,880 ($2,405 net of cash acquired) (2001 — four initial acquisitions totaling $3,996 ($3,760 net of cash acquired)). Contingent consideration paid to vendors of seven (2001 — nine) previously acquired businesses was $2,991 (2001 — $8,263), all of which payments were allocated to goodwill.

  Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses meet certain minimum financial thresholds during the two- to four-year period following the date of acquisition. As at December 31, 2002, there was contingent consideration of up to $9.0 million payable during the period extending to September 30, 2005. In addition, vendors are entitled to receive interest on the principal amount of each contingent payment, to the extent payable, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 7 to 9%. These amounts have been treated as contingent consideration and any resulting payments will be recorded as additional costs of the acquired entities to the extent the contingencies are determined payable.

  During the nine months ended December 31, 2002 the Company purchased minority interests from five (2001 — one) shareholders for total consideration of $4,204 (2001 — $3,322). The fair values of minority interests were calculated using formula prices based on multiples of operating profits.

  Purchase price allocations for the current period initial acquisitions and minority interest purchases have not yet been finalized, but are expected to be finalized by March 31, 2003. The completion of the purchase price allocations may result in adjustments to goodwill, intangible assets, amortization and income taxes retroactively to the respective dates of acquisition.

5.
LONG-TERM DEBT — The Company has an amended and restated credit agreement with a syndicate of banks that provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on April 25, 2002. The Credit Facility bears interest at 1.5% to 3.0% over floating reference rates, depending on certain leverage ratios. At December 31, 2002, the Company had drawn $58,874 on the Credit Facility, and had $81,126 of available un-drawn credit.

  The Company has outstanding $100,000 of 8.06% fixed-rate Senior Secured Notes (the "Notes"), held by a group of U.S. institutional investors. The final maturity of the Notes is June 29, 2011, with equal annual principal repayments commencing on June 29, 2005.

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

6.
FINANCIAL INSTRUMENTS — The Company has two interest rate swap agreements to exchange the fixed rate on its 8.06% Notes for variable rates. The first interest rate swap exchanges the fixed rate on $75,000 of principal for LIBOR + 250.5 basis points and the second on $25,000 for LIBOR + 445 basis points. The terms of the swaps match the term of the Notes with a maturity of June 29, 2011. The swaps are being accounted for as a fair value hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. So long as the hedge is considered highly effective, the net impact on earnings is nil. The fair value of the swaps is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair values of the swaps fluctuate and at December 31, 2002, the fair values were a gain of $6,250.

7.
EARNINGS PER SHARE — The following table presents a reconciliation of the denominators used in computing earnings per share:

	Three month periods ended December 31		Nine month periods ended December 31
(in thousands)	2002	2001	2002	2001
Basic earnings per share — weighted average shares outstanding	13,876	13,592	13,846	13,501
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock method	569	1,052	782	1,054

Diluted earnings per share — weighted average shares outstanding	14,445	14,644	14,628	14,555

8.
CONTINGENCIES — The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its results of operations or financial condition.

9.
GUARANTEES — The Company has provided guarantees, as defined under FIN 45, with respect to contingent consideration owing on business acquisitions and with respect to the rights of minority shareholders of subsidiaries to require the Company to repurchase minority shares. As at December 31, 2002, the fair values of such guarantees were approximately $9,000 and $33,000, respectively.

  From time to time, the Company provides performance guarantees with respect to certain security systems installation projects and painting and restoration contracts. At December 31, 2002, no such guarantees were in force.

10.
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

OPERATING SEGMENTS

	Property Services-Residential Property Management	Property Services-Integrated Security Services	Property Services- Consumer Services	Business Services	Other reconciling items	Consolidated
Three month period ended December 31, 2002
Revenues	$46,810	$28,253	$19,132	$32,428	$61	$126,684

Operating profit	1,205	1,735	642	2,268	(1,063)	4,787

Interest						(2,082)
Income taxes						(896)
Minority interest						(376)

Net earnings						$1,433

Total assets	$90,897	$65,107	$74,427	$132,341	$16,516	$379,288

Three month period ended December 31, 2001
Revenues	$45,431	$24,168	$16,624	$31,519	$67	$117,809

Operating profit	1,741	1,193	370	3,916	(1,045)	6,175

Interest						(3,000)
Income taxes						(1,063)
Minority interest						(375)

Net earnings						$1,737

Total assets	$101,110	$55,637	$63,271	$121,207	$5,854	$347,079

	Property Services-Residential Property Management	Property Services-Integrated Security Services	Property Services- Consumer Services	Business Services	Other reconciling items	Consolidated
Nine month period ended December 31, 2002
Revenues	$163,496	$80,779	$76,509	$96,923	$222	$417,929

Operating profit	11,163	5,089	14,973	10,269	(3,524)	37,970

Interest						(6,666)
Income taxes						(10,330)
Minority interest						(3,241)

Net earnings						$17,733

Nine month period ended December 31, 2001
Revenues	$160,751	$70,441	$69,475	$93,998	$187	$394,852

Operating profit	13,661	4,282	12,945	13,680	(3,477)	41,091

Interest						(8,951)
Income taxes						(10,961)
Minority interest						(3,514)
Extraordinary loss						(797)

Net earnings						$16,868

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three month period ended December 31, 2002
Revenues	$39,002	$87,682	$126,684

Total long-lived assets	53,917	180,562	234,479

Three month period ended December 31, 2001
Revenues	$39,625	$78,184	$117,809

Total long-lived assets	53,504	163,609	217,113

Nine month period ended December 31, 2002
Revenues	$136,257	$281,672	$417,929

Nine month period ended December 31, 2001
Revenues	$132,750	$262,102	$394,852

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

Results of operations — three months ended December 31, 2002 and 2001

Revenues for the third quarter of fiscal 2003 were $126.7 million, 7% higher than the prior year's third quarter. Approximately 3% or $3.9 million of the increase resulted from the acquisition of the Fulfillment Division of Right Choice Services, Inc. ("Right Choice") in February 2002 as well as the acquisitions of two California Closets franchises in October 2002. The balance of the revenue increase came from internal growth of 4%.

During the quarter, 31% of the Company's revenues were originally denominated in Canadian currency. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 0.7% stronger relative to the U.S. dollar during the quarter than in the comparable quarter last year. If exchange rates had stayed constant year over year, the current year's third quarter revenues would have been $0.3 million lower.

The third quarter's EBITDA1 was $8.2 million, down $1.0 million from the prior year quarter. The EBITDA margin declined from 7.8% to 6.5% primarily because of weakness in the Business Services segment and also because of poor profitability in certain of the Company's Residential Property Management operations.

Depreciation expense increased 4% year-over-year, to $3.0 million, as result of fixed asset additions and fixed assets acquired through business acquisitions during the prior year. Amortization arising from customer lists acquired during the past year caused amortization expense to increase to $0.3 million for the quarter versus $0.1 million in the prior year quarter.

Interest expense declined to $2.1 million versus $3.0 million recorded in the prior year quarter. Average indebtedness during the quarter was similar to the third quarter of last year at approximately $163 million. The average interest rate during the quarter was 5.1% versus 7.4% in the comparable quarter. Last year's average interest rate was impacted by the $100 million of 8.06% fixed rate Guaranteed Senior Secured Notes (the "Notes") issued on June 29, 2001. In the current quarter, the effective interest rate on the full face value of the Notes was reduced to approximately 4.4% as a result of two interest rate swap agreements entered in December 2001 and October 2002.

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

Net earnings for the quarter were $1.4 million, compared to $1.7 million in the prior year quarter. The decrease in net earnings is the result of a decline in operating profits partially offset by lower interest expense and income taxes relative to the prior year.

Revenues from Residential Property Management operations were $46.8 million for the quarter, up $1.4 million versus the prior year quarter. Core management revenues and painting and restoration revenues contributed equally to revenue growth of 3%. Painting & restoration services are sold to management clients when buildings are in need of exterior painting, concrete work and waterproofing, and represented 12% of segment revenues for the quarter. Due to heavy competition and difficult market conditions, management has decided to reduce the scope of painting and restoration activities to a level representing approximately 5% of segment revenues going forward.

Residential Property Management EBITDA declined to $2.1 million from $2.4 million recorded in the year ago quarter, and margins fell to 4.6% from 5.4%. Approximately $0.4 million of increased insurance costs were incurred during the quarter, out of an estimated minimum annual insurance cost increase of $2.0 million. A large portion of the annual insurance increase was incurred in the first and second quarters as these costs were matched with seasonal revenues, particularly swimming pool management contracts. The Company was able to pass on only a small portion of these increased costs to customers in the current season. Results from painting and restoration activities were weak, generating breakeven profits similar to those reported in the prior year period due to intense competition in the marketplace.

Integrated Security Services revenues rose 17% to $28.3 million in the third quarter relative to a year ago due to several large systems projects completed during the quarter. There were no acquisitions during the past twelve months. EBITDA increased to $2.1 million, 34% higher than the prior year's quarter, while the margin increased to 7.4% from 6.5% in the prior year's quarter. The quarter's EBITDA margin is comparable to margins experienced in the year-to-date period.

Consumer Services revenues were $19.1 million for the quarter, 15% higher than the prior year period. Internal growth was 10% after adjusting for the impact of the two California Closets franchises acquired in October 2002. Internal growth resulted from strong system-wide sales volumes at Paul Davis Restoration and Certa Pro Painters, both of which are non-seasonal in nature.

EBITDA at Consumer Services was $1.3 million, 24% higher than last year's third quarter. Margins increased to 6.6% from 6.2%, primarily because of higher revenues and contribution from non-seasonal franchise systems described above and also from the acquisition of the two California Closets franchises.

Third quarter revenues in Business Services were $32.4 million, 3% higher than the prior year. The March 2002 acquisition of Right Choice accounted for an 8% increase in revenues while year-over-year reductions at Herbert A. Watts Ltd. ("Watts") and DDS Distribution Services Ltd. ("DDS") accounted for a 5% decline. In particular, the Watts inbound customer support operations experienced a significant year-over-year decline in call volumes relating to contracts with two large clients, which translated into approximately $2.0 million of lost revenues for the quarter.

Business Services posted EBITDA of $3.7 million, down from $5.2 million recorded in the same quarter last year, while the margin declined to 11.4% from 16.5%. The margin decline was attributed to several factors, including: (i) the acquisition of Right Choice, which carries margins of approximately 10%, diluting the margin for the segment as a whole; (ii) the reduction in volumes at Watts, which had a large negative impact on margins due to the relatively high fixed costs associated with its customer support operations and (iii) costs related to the departure of a significant client, which was previously announced.

Corporate expenses for the quarter totaled $1.0 million, equivalent to the prior year's third quarter.

Results of operations — nine months ended December 31, 2002 and 2001

Revenues for the first nine months of fiscal 2003 were $417.9 million, 6% higher than the prior year period. Approximately 3% or $9.9 million of the increase resulted from four acquisitions completed during the past nine months. The balance of the revenue increase came from internal growth of 3%.

During the current nine-month period, 33% of the Company's revenues were originally denominated in Canadian currency. Based on the average foreign exchange rates in effect during the period, the Canadian dollar was 0.4% weaker relative to the U.S. dollar during the period than in the comparable period last year, which resulted in revenues that were approximately $0.5 million lower than they would have been had exchange rates remained constant.

EBITDA was $47.9 million, down $2.1 million versus the prior year. The EBITDA margin declined from 12.7% to 11.5% primarily due to lower activity levels in Business Services and higher insurance costs in Residential Property Management.

Depreciation expense increased 8% year-over-year, to $9.1 million, driven by capital expenditures during fiscal 2002 that were higher than historical amounts. Amortization expense rose to $0.7 million relative $0.4 million a year ago due to amortization from several customer lists acquired during the current fiscal year.

Interest expense declined to $6.7 million versus $9.0 million recorded in the prior period. Average indebtedness was up $4.0 million relative to last year and the average interest rate was 5.4% versus 7.4% in the prior year. The $75 million interest rate swap in connection with the 8.06% Notes was in effect during the current period, while it was not in the prior period. A second interest rate swap in connection with the Notes in the amount of $25 million was entered in early October 2002.

The consolidated income tax rate was 33% of earnings before income taxes and minority interest for the year-to-date period, down from 34% in the prior year comparative period. The reduction in tax rate is a result of lower statutory tax rates in several jurisdictions and continuing leverage from the cross-border tax structure implemented in fiscal 2000.

Minority interest was $3.2 million, down from $3.5 million in the prior year period as a result of several minority share purchases that occurred during the last twelve months, including shares of American Pool Enterprises, Inc., Security Services & Technologies, Watts, and The Wentworth Group, Inc.

Net earnings were $17.7 million, compared to $16.9 million in the prior year ($17.7 million before the extraordinary item). The unchanged net earnings before the extraordinary item are the result of interest, income tax and minority interest declines relative to the prior year, offset by lower operating profits.

Revenues from Residential Property Management operations were $163.5 million, an increase of $2.7 million or 2% versus the prior year. Growth in the core management business was 3%, offset by a reduction in painting & restoration activities. Residential Property Management EBITDA declined to $14.0 million from $16.4 million recorded in the prior year while margins declined to 8.6% from 10.2%. The main factor behind the margin decline is a $1.6 million increase in insurance costs relative to the prior period, especially in swimming pool management activities. Very little of the cost increase was passed on to clients in the current season. Weak painting and restoration results, which are historically higher than core management, also impacted the year-over-year margin change.

Integrated Security Services revenues increased 15% to $80.8 million relative to a year ago. Year-to-date revenues include several large equipment sales, which caused internal growth to be higher than the expected 8-10% range. EBITDA increased to $6.2 million, 17% higher than the prior year, while the margin increased slightly to 7.6% from 7.5% in the prior year.

Consumer Services revenues for the three quarters were $76.5 million, 10% higher than the prior year period. Excluding the two October 2002 California Closets franchise acquisitions, internal growth was 8%. EBITDA was $16.5 million, 15% higher than last year. Margins increased to 21.6% from 20.7% as a result of strong seasonal College Pro Painters system-wide sales. In addition, acquisitions and strong growth in non-seasonal revenues are reducing the seasonality of EBITDA.

Revenues in Business Services were $96.9 million, 3% higher than the prior year due to the acquisition of Right Choice in February 2002. Internal revenues were down 4% primarily due to year-over-year decline in volumes at the DDS Southwest school textbook fulfillment operations in the first and second quarters and at Watts in the third quarter. EBITDA was $14.6 million, down from $17.3 million recorded in the prior year. The margin declined to 15.0% from 18.4%, as a result of the dilutive impact of the Right Choice acquisition,

DDS Southwest's lower margins in the period relative to last year, and the large impact of volume declines on Watts margins.

Corporate expenses totaled $3.4 million, the same as recorded in the prior year.

Business Services integration

On January 28, 2003, the Company announced that it had initiated a plan to reduce overheads and more aggressively realize synergies in its Business Services division. To facilitate the plan, the earn-out in connection with the March 2001 Watts acquisition was settled one year earlier than originally contracted and the balance of the purchase price contingent on post-acquisition earnings, totaling $10.4 million, was not paid.

The plan includes certain cost reductions to better align fixed costs with complementary BDP Business Data Services Ltd. ("BDP") and DDS operating units. The Company expects to recognize and incur integration and severance costs of approximately $2.5 million in executing the plan during the fourth quarter.

Outlook for the remainder of fiscal year and for fiscal 2004

The Company updated its outlook for the year ending March 31, 2003 and now anticipates diluted earnings per share in the range of $1.08-1.12. The previous range was diluted earnings per share of $1.37-1.43. The range reduction was the result of operational weakness in the third quarter that is expected to continue into the fourth quarter, especially in Business Services, and the $2.5 million (approximately $0.12 per diluted share) of integration costs to be incurred in the fourth quarter.

The Company also provided an initial outlook for fiscal 2004. Revenues are expected to grow at low- to mid-single digit percentages in all segments except Business Services, where revenues are expected to decline by percentages in the mid-single digits. Overall revenues are expected to grow in the low-single digit range. Diluted earnings per share are expected to be in the range of $1.20-1.30.

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

Liquidity and capital resources

Net cash provided by operating activities for the nine-month period was $26.8 million, up from $18.4 million in the prior year. A large decline in accounts receivable expansion relative to last year was the most significant factor contributing to the increase in cash flow. Accounts receivable were impacted by more aggressive collections and also by decreases in activity in Business Services. Management believes that cash from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

Net indebtedness at December 31, 2002 was $149.9 million, down from $160.3 million at March 31, 2002. Net indebtedness is calculated as the current and non-current portion of long-term debt adjusted for interest rate swaps less cash and cash equivalents. Cash from operating activities effected the $10.4 million reduction in net indebtedness during the nine-month period.

There have been no material changes to the terms of the Company's financing agreements since March 31, 2002 except the renewal and extension of the Credit Facility on April 25, 2002. The Company is in compliance with the covenants within its financing agreements as at December 31, 2002 and, based on its outlook for the balance of the year, expects to remain in compliance with the covenants. The Company had $81.1 million of available un-drawn credit as of December 31, 2002.

For the nine months ended December 31, 2002, capital expenditures were $8.1 million. Significant purchases included $2.4 million in service vehicles for the Residential Property Management and Consumer Services operations and $2.0 million in Business Services warehousing equipment and software. The annual capital expenditures outlook for fiscal 2003 is $11.0 million.

As part of its acquisition strategy, the Company structures many of its acquisitions such that portions of purchase prices are contingent on post-acquisition operating performance of the acquired businesses during a period of two to four years after the date of acquisition. If post-acquisition performance exceeds pre-determined thresholds, then the balance of the purchase price is paid. Contingent acquisition liabilities are not recognized in the financial statements unless they are paid or determined to be payable. During the fourth quarter, the Company's contingent acquisition liabilities declined from $19.5 million to $9.0 million primarily because the contingency regarding the March 2001 Watts acquisition was resolved without making a payment.

In those operations where operating managers are also minority owners, the Company is party to shareholders' agreements. These agreements allow the Company to "call" the minority position for a pre-determined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority interests was approximately $33.0 million at December 31, 2002. While it is not management's intention to acquire outstanding minority interests, doing so would materially increase indebtedness and net earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the past nine months, there was no material change to the Company's market risk profile, including foreign currency and interest rate risks as described in Item 7A of Form 10-K for the year ended March 31, 2002.

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

  b)
  Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including corrective actions.

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

February 14, 2003

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

February 14, 2003

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

February 14, 2003

/s/ John B. Friedrichsen
John B. Friedrichsen
Senior Vice President and Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the report on Form 10-Q of FirstService Corporation (the "Company") dated February 14, 2003 containing the financial statements of the Company for the fiscal quarter ended December 31, 2002 (the "Report") filed with the U.S. Securities and Exchange Commission on the date hereof, I, Jay S. Hennick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

  1.
  the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  2.
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jay S. Hennick Jay S. Hennick President and Chief Executive Officer February 14, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the report on Form 10-Q of FirstService Corporation (the "Company") dated February 14, 2003 containing the financial statements of the Company for the fiscal quarter ended December 31, 2002 (the "Report") filed with the U.S. Securities and Exchange Commission on the date hereof, I, John B. Friedrichsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

  1.
  the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  2.
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John B. Friedrichsen John B. Friedrichsen Senior Vice President and Chief Financial Officer February 14, 2003

QuickLinks

FIRSTSERVICE CORPORATION Form 10-Q for the quarterly period ended December 31, 2002 INDEX
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) (in thousands of U.S. Dollars, except per share amounts) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited) (in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 (Unaudited) (in thousands of U.S. Dollars, except per share amounts)
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ENACTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ENACTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002