Form 10-K
period 2003-03-31
FIRSTSERVICE CORP
filed 2003-05-23
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

Commission file number 0-24762

FIRSTSERVICE CORPORATION
(Exact name of Registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

FirstService Building 1140 Bay Street, Suite 4000 Toronto, Ontario, Canada (Address of Principal Executive Offices)	M5S 2B4 (Postal Code)

Registrant's telephone number, including area code: 416-960-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Subordinate Voting Shares

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of Subordinate Voting Shares held by non-affiliates of the Registrant as at May 9, 2003 was $173,897,000 U.S. The number of the Registrant's Subordinate Voting Shares outstanding as at May 9, 2003 was 13,501,343 and the closing market price of such shares on that date was $12.88 U.S. The number of Multiple Voting Shares outstanding on May 9, 2003 was 662,847.

FIRSTSERVICE CORPORATION

Annual Report on Form 10-K
March 31, 2003

Unless otherwise indicated, all dollar amounts in this Form 10-K are expressed in U. S. Dollars.

PART I

        This annual report is prepared on Form 10-K and is filed by FirstService Corporation, an Ontario company (hereinafter sometimes referred to as the "Registrant"). The Registrant and its subsidiaries are referred to as "FirstService", the "Company", "us", "our" or "we", except as expressly indicated or unless the context otherwise requires. The Registrant is a "foreign private issuer" as defined under Rule 405 of Regulation C under the Securities Act of 1933, as amended. However, commencing with the year ended March 31, 2000, the Registrant elected to file its annual, quarterly and current reports on forms designated for U.S. domestic issuers.

Forward-looking statements

        This annual report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. Our actual results may differ materially from such statements. Factors that could result in such differences, among others, are:

  •
  Political conditions, including any outbreak or escalation of terrorism or hostilities and the impact thereof on our business.

  •
  U. S. and Canadian economic conditions, especially as they relate to consumer spending and business spending on customer relations and promotion.

  •
  Extreme weather conditions impacting demand for our services or our ability to perform those services.

  •
  Competition in the markets served by the Company.

  •
  Labor shortages or increases in wage rates.

  •
  The effects of changes in interest rates on our cost of borrowing.

  •
  Unexpected increases in operating costs, such as insurance, workers' compensation, health care and fuel prices.

  •
  Changes in government policies at the federal, state/provincial or local level that may adversely impact our firearms registration processing, lawn care, or textbook fulfillment activities.

  •
  The effects of changes in the Canadian dollar foreign exchange rate in relation to the U.S. dollar on the Company's Canadian dollar denominated revenues and expenses.

  •
  Our ability to make acquisitions at reasonable prices and successfully integrate acquired operations.

        Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. We note that past performance in operations and share price are not necessarily predictive of future performance.

ITEM 1.    BUSINESS

Overview

        FirstService is a North American leader in the rapidly growing service sector, providing services to commercial, residential and institutional customers in the following areas: Residential Property Management, Integrated Security Services, Consumer Services and Business Services. Each service line provides essential or near-essential services, generates a high percentage of recurring revenues, has strong cash flows, generates high returns on invested capital and can be leveraged through margin enhancement, cross-selling or consolidation.

        From the time of going public in 1993, we have posted a track record of consistent growth in revenues and profitability by leveraging off the expertise developed since the predecessor to the Company was founded by Jay S. Hennick, Chairman and CEO, in 1972. For the fiscal year ended March 31, 2003 ("Fiscal 2003"), revenues and operating earnings were $542.7 million and $39.7 million, respectively. Approximately 70% of our revenues are generated in the United States, with the balance in Canada. The Company is listed on both the NASDAQ National Market (symbol: FSRV) and The Toronto Stock Exchange (symbol: FSV). Our Internet address is www.firstservice.com. We make available, free of charge on our web site, our annual, quarterly and current reports filed with the U.S. Securities and Exchange Commission (the "SEC") on Forms 10-K, 10-Q and 8-K. Such reports are available as soon as is reasonably practicable after filing with the SEC.

        Our operations are conducted through four operating segments:

* Includes both franchised and Company-owned services.

	Years ended March 31
Revenues by operating segment (In thousands of U.S. Dollars)	2003	2002	2001	2000	1999
Residential Property Management	$214,965	$205,376	$181,730	$133,782	$90,649
Integrated Security Services	107,548	95,507	81,007	61,539	52,827
Consumer Services	93,417	83,964	78,838	71,330	61,618
Business Services	126,373	127,478	82,346	73,198	58,162
Corporate	389	364	253	186	105

Total	$542,692	$512,689	$424,174	$340,035	$263,361

        Note 20 to the consolidated financial statements included herein under Part II contains further details regarding the operating earnings, total assets and long-lived assets of our operating segments.

Description of business

Residential Property Management

        FirstService is the largest manager of private residential communities in North America. Private residential communities include condominiums, cooperatives, gated communities and a variety of other residential developments governed by multiple unit residential community associations (collectively referred to as "community associations"). In total, we manage more than 400,000 residential units in 2,000 community associations in the States of Florida, New York, New Jersey, Arizona, Virginia, Pennsylvania, Delaware, Maryland and the District of Columbia.

        In Florida, we operate under the Continental Group, Prime Management Group, Dickinson Management and Sterling Management brands. In the mid-Atlantic region, we operate under the Wentworth Group, Armstrong Management, Cooper Square Realty, Arco Wentworth Management and Equity Management brands. Our Arizona operations are conducted through Rossmar & Graham Community Association Management.

        In addition, through our subsidiary American Pool Enterprises, Inc. ("American Pool"), we are the largest manager of commercial swimming pools and recreation facilities in North America. American Pool currently serves approximately 1,200 commercial swimming pools and recreation facilities and 5,000 residential swimming pools in ten states and in Canada, providing recreational facility management, staffing, maintenance and restoration services. The operations of American Pool, outside of the Florida and Arizona markets, are seasonal in nature with the majority of revenues being earned in the first and second fiscal quarters.

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

        The aggregate budget of the community associations managed by FirstService is approximately $800 million. The aggregate budget of all the community associations in the United States is estimated to be $35 billion. Currently, FirstService accesses approximately 20% of the aggregate budget of its communities through the various services that it offers. Our strategy is to continue to add communities under management while striving to earn a greater percentage of the aggregate budget by introducing additional services and products.

Integrated Security Services

        FirstService is one of North America's largest providers of integrated security services, primarily to the commercial market, with operations in ten branches—six in the United States and four in Canada. We operate two security brands, Intercon (primarily in Canada) and Security Services and Technologies ("SST") in the United States.

        We design, install, repair and maintain integrated electronic security systems including identification badging, access control and closed-circuit television for office buildings, commercial and industrial facilities, institutional campuses and multi-unit residential properties. Our customers include Fortune 1000 corporations, property management companies, hospitals and universities and all levels of government. Revenues are derived from installation projects, ongoing service, branch and head office upgrades, central station monitoring and maintenance-related work.

        In executing our growth strategy to date, we have focused on the development of long-term customer relationships, providing complete enterprise-wide electronic security solutions for all of our customers' facilities and operations. Going forward, this growth strategy will be augmented by acquisitions in key U.S. markets enabling us to add strong regional operators that are leaders in their markets, establish national service capabilities and leverage our existing national account relationships and supplier base.

        In Canada, we supplement our integrated electronic security service offerings with a premium security officer service, providing highly trained manpower on-site, via mobile patrol and in response to central station calls. This full-service approach of providing both security systems expertise and security officer services has been a key success factor in delivering growth in the Canadian market, where commercial security clients often express a desire for comprehensive security services.

Consumer Services

        In Consumer Services, we provide a variety of residential and commercial services through our network of approximately 1,400 franchised and 23 Company-owned locations across North America and internationally. The principal brands in the Consumer Services unit include California Closets, Paul Davis Restoration, Certa ProPainters, College Pro Painters, ChemLawn Canada, Green Lawn Care and

Nutri-Lawn. Franchised brands are operated by The Franchise Company, Inc. ("TFC") and Company-owned lawn care brands are operated by Greenspace Services, Inc. ("Greenspace").

        California Closets is the largest provider of installed closet and home storage systems in North America. Headquartered in San Rafael, California, California Closets has 95 franchise territories in the United States and Canada as well as master franchises in other countries around the world. California Closets receives royalties from franchisees based on a percentage of the franchisees' revenues.

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

        Certa ProPainters is a residential and commercial painting franchise system with approximately 170 franchises operating in major markets across the United States and Canada as well as master franchises in other countries around the world. Certa ProPainters focuses on high-end residential and commercial painting and decorating work and other programs for property managers who have portfolios of condominium and commercial properties. Franchisees pay Certa ProPainters either a royalty based on a percentage of revenues or a fixed monthly fee, plus administrative fees for various ancillary services.

        College Pro Painters is a seasonal exterior residential painting franchise system operating in 25 states and across Canada with approximately 675 franchises. It recruits students and trains them to operate the business, including price estimating, marketing, operating procedures, hiring, customer service and safety. College Pro Painters receives a royalty from each franchisee based on a percentage of revenue. College Pro Painters' operations are seasonal with significant revenue and earnings in the Company's first and second quarters followed by losses in the third and fourth quarters.

        In addition to the franchise systems described above, the Company operates Stained Glass Overlay, an Orange, California based franchiser of decorative glass treatments and Action Window Cleaners, an Ontario-based seasonal franchise system for students that offers residential window cleaning.

        Franchise agreements are generally for a term of ten years, with the exception of Paul Davis Restoration where agreements are for five years and College Pro Painters and Action Window Cleaners, where the agreements are for a term of one year. All franchise agreements contain renewal provisions that can be invoked at little cost.

        We currently own and operate four California Closets franchises located in Boston (acquired during fiscal 2001), Seattle (acquired in July 2001), Chicago and Jacksonville (both acquired in October 2002). These operations are referred to as "branchises". The purpose of branchising is to reacquire well-established and profitable franchises located in large territories to accelerate growth in these territories in partnership with operating management. TFC intends to make several more branchising acquisitions as opportunities arise.

        We provide Company-owned residential and commercial lawn care and landscape services in Canada under the Greenspace Services, Green Lawn Care, The Natural Alternative, Sears Lawn Care and ChemLawn brands from 18 branches, and franchised lawn care services under the Nutri-Lawn brand through 38 franchises. Services to residential customers include fertilization, weed and pest control for lawns, trees and shrubs as well as lawn aeration. We serve 146,000 residential lawn care customers through our Company-owned network of branches in Ontario, Quebec and Alberta and we estimate we have a 40% market share among households who purchase lawn care services, excluding mowing, in those provinces. Services to commercial customers include all of the services provided to residential customers plus mowing, landscaping, irrigation and other services comprising comprehensive grounds maintenance. Our lawn care operations are seasonal in nature, with the majority of revenues and operating earnings earned during the summer months, offset by operating losses during the winter months.

Business Services

        We provide customer support and fulfillment as well as business process outsourcing services to Fortune 1000 companies through 24 branches in the United States and Canada. The principal Business Services operating subsidiaries are DDS Distribution Services, Ltd. ("DDS"), Watts Communications, Inc. ("WCI") and BDP Business Data Services, Ltd. ("BDP").

        Customer support and fulfillment services, offered by DDS and WCI, include customer relationship management ("CRM"), order processing, inventory management, warehousing, order assembly and shipping, coupon processing, rebating and client profiling. We work with our clients to create fully integrated customer support and fulfillment solutions, which can include ongoing technical service or product support, order processing (including customized e-commerce solutions), inventory management and fulfillment. Significant customer support and fulfillment clients include Best Buy, Readers Digest, Rogers, DaimlerChrysler, Pepsico, and TD Waterhouse. CRM services are provided by WCI through four inbound customer contact centers located in eastern Canada with a total of 850 workstations.

        Fulfillment services are provided from 14 branches in the United States and Canada, including facilities in Cleveland, Toronto, Dallas, Philadelphia, Chicago, St. Louis, Los Angeles, Atlanta and Albuquerque. In aggregate, the Company occupies 2.1 million square feet of dedicated fulfillment capacity, utilizing bar coding and on-line inventory control systems.

        BDP is our business process outsourcing unit. BDP's objective is to be recognized as the best strategic partner to businesses and governments in Canada for the outsourcing of labor-intensive, back-office functions. BDP provides administrative functions that typically are not strategic to an organization and can be more efficiently and cost-effectively performed by third parties that specialize in such activities. BDP has developed expertise in performing services that require significant labor in coordination with technology, such as the management of loan portfolios, credit card and affinity programs and the processing of drug and dental claims. BDP is the second largest student loan processor in Canada. BDP provides its services from four branches in Canada. Typical contracts vary in length from one to five years. Significant customers include the Government of Canada, Bank of Nova Scotia, Manulife Financial and Sun Life.

        A key objective of Business Services is to establish long-term relationships with clients and leverage such relationships through the provision of additional services. DDS, WCI and BDP have similar customer bases and the Company believes there are significant cross-selling opportunities among these businesses.

Industry position, competition and customers

        The following information is based solely on estimates made by our management and cannot be verified. In considering our industry and competitive position, it should be recognized that we compete with many other companies in the sale of our services, franchises and products and that some of these competitors are larger and may have greater financial and marketing strength than FirstService.

Residential Property Management

        Based on recent industry data, we estimate that: (i) more than 47 million Americans, representing approximately 18 million households, live in condominiums, cooperatives, planned communities and other residential developments governed by multiple unit residential community associations; (ii) more than 50% of new homes currently being built in and around major metropolitan areas in the United States are within these categories; (iii) there are approximately 230,000 community associations in the United States; and (iv) the total annual operating expenses for these community associations are estimated to be $35 billion. The market is growing at a rate of 3-4% per year as a result of the 8,000-11,000 new community associations formed each year. In addition, the growing trend from self-management to professional management, currently almost 50% of the market, is believed to at least double the effective growth rate for professional property management companies.

        Typically, owners of private residential units are required to pay quarterly or monthly fees to cover the expenses of managing the condominium or homeowner association's business activities and maintaining community properties. Historically, decision making for communities was delegated to volunteer boards of directors elected by the owners. Increasingly, these volunteer boards have outsourced the responsibility to manage the day-to-day operation and maintenance of community property to professional property management companies.

        The residential property management industry is extremely fragmented and dominated by numerous local and regional management companies. Only a small number of such companies, however, have the expertise and capital to provide both traditional property management services as well as the other support services provided by full-service property managers. FirstService is the largest full-service manager of private residential communities in the United States, managing approximately 2% of the nation's approximately 16 million units in community associations. We enjoy a competitive advantage because of our size, depth of financial and management resources, and operating expertise.

        Our business is subject to regulation by the states in which we operate. In most states, laws require that property managers must be licensed, which involves certain examinations and continuing education. In addition, our real estate sales and leasing operations are subject to regulation as a real estate brokerage by the various states in which they operate.

Integrated Security Services

        U.S. security systems integration is a $3 billion industry growing at an annual rate of approximately 10%. Factors driving growth include:

  •
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

  •
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

  •
  Increased public awareness of security issues:  Recent examples of escalating violence have made security a priority in the workplace, schools and other public facilities.

        The industry is highly fragmented but undergoing consolidation. The market is comprised of many small and medium-sized, and a few very large competitors. Of the top 100 systems integrators compiled by SDM Magazine for 2002, only the largest five had revenues over $100 million and the smallest 60 had revenues from ranging from $1 million to $10 million. FirstService is one of the largest integrated security services providers in North America.

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

        Our strategy is to combine strong regional operators into a national network, focusing on long-term relationships with customers that have complex security needs. We differentiate ourselves through superior customer service and by designing and integrating open architecture systems (versus proprietary or closed systems).

Consumer Services

        The consumer services industry is highly fragmented, consisting principally of a large number of smaller, single-service or single-concept companies. Due to the large size of the overall market for these services, dominant market share is not considered necessary for becoming a major player in the industry. However, because of the low barriers to entry in this segment, we believe that brand name recognition among consumers is a critical factor in achieving long-term success in the businesses we operate.

        We believe that the largest franchise companies in North America have been successful because of their ability to realize economies of scale through the centralization and successful application of certain administrative functions such as finance, marketing, purchasing, training and support staffing.

        Franchise businesses are subject to U.S. Federal Trade Commission regulations and state and provincial laws that regulate the offering and sale of franchises. Presently, the Company is authorized to sell franchises in 40 states, in all Canadian provinces and in several other countries around the world. In all jurisdictions, we endeavor to have our franchisees meet or exceed regulatory standards.

        The professional lawn care industry is estimated to be an $8 billion market (including mowing) in North America, and despite some consolidation, is still highly fragmented. Local and regional competitors, as well as do-it-yourself homeowners, provide strong competition in the Canadian lawn care industry.

        Federal and provincial environmental laws are applicable in all jurisdictions in which Greenspace operates. These regulations dictate which products and methods may be used and require employees to be properly trained and licensed in the use of pesticides and herbicides. These laws, together with municipal bylaws, may limit or restrict the use of certain lawn care practices and if such laws change, our business may be adversely affected.

Business Services

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

        Customer support and fulfillment:    The outsourced portion of the $200 billion CRM industry is estimated to be $25 billion and is currently growing at a rate of about 10% per year. Outsourced fulfillment services are a $3.5 billion industry growing at a rate of 10% annually.

        The emergence of new technologies in conjunction with recent equity market and venture capital liquidity has stimulated competition in this segment, although many new entrants appear to lack significant industry experience. There are many competitors of all sizes, including a number of public CRM companies. We are among a handful of successful competitors, none of which dominates this large, diverse market segment.

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

        Business process outsourcing:    It is estimated that the outsourced "back office" processing segment was approximately $23 billion in 2000, with an expected five-year compound annual growth rate of about 13%. This segment is occupied by some of the largest business services companies in the world, leveraging their size to realize economies of scale on very large outsourcing contracts. BDP tends to focus on certain niches, such as loan processing and credit and loyalty card administration, where it can capitalize on its specialized expertise. We compete on the basis of providing competitively priced value-added services, supported by strong operating efficiencies.

Business strategy

Operating strategy

        Our objective is to increase the revenues, profitability and market position of each operating unit and subsequently acquired business, while maintaining the highest level of service to our customers. Key elements of our operating strategy are:

        Senior management commitment:    We strongly believe that management ownership at each of our primary operating units has contributed significantly to our ability to grow our businesses. As a result, we expect to continue our practice of encouraging strong operators of newly acquired platform businesses to retain or acquire a significant equity stake in the businesses they operate, generally in the form of a non-transferable direct equity ownership position. In all cases, we retain the right to purchase the minority interest at a pre-determined formula price based on a multiple of trailing twelve month EBITDA(1). These minority interests average approximately 15%. Management believes that its strategy of aligning the interests of operating management with those of the Company provides a powerful incentive to deliver superior financial performance.

        Performance-based compensation:    We use performance-based compensation programs throughout each of our businesses to attract, retain and motivate our employees. In general, senior managers receive bonuses that are based on a percentage of the amount by which their results exceed budgeted or prior year EBITDA. Lower level managers' incentives are also linked to EBITDA targets, but may include other measures deemed important for growing their business. We believe these programs are effective incentives to operating management and employees to deliver consistent, high-quality service in a cost-effective manner.

        Operating efficiencies:    We have been able to obtain significant operating efficiencies through the implementation of a variety of "best practices" and have achieved meaningful cost savings through certain economies of scale. We attempt to identify and refine our best practices across all of our businesses in order to benefit from the most innovative and effective management techniques. The implementation of best practices has resulted in improved labor management, customer service and service delivery routing. We also achieve significant savings through the volume purchasing of vehicles, insurance, group benefits, advertising and professional and financial services.

        Marketing penetration and joint marketing:    We capitalize on the complementary nature of our businesses by introducing new or additional services to customers with which we already have long-term contractual relationships. The complementary nature of our property services businesses also provides certain advantages when introducing a new service in a market where we have existing operations. These advantages include significant market knowledge, demographic information and the ability to share the established overhead of existing operations. Because we provide a number of property services, we are able to effectively utilize consolidated customer lists, in-house telemarketing capabilities and other marketing data that is accumulated to conduct cost-efficient customer referral, couponing and other direct mail programs across our businesses.

(1)
EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA excludes income taxes and interest, both of which are charges that require cash settlement. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles ("U.S. GAAP"). The most directly comparable U.S. GAAP measure is operating earnings. Operating earnings takes into account depreciation and amortization expenses, while EBITDA does not. Management utilizes EBITDA as a measure to assess the performance of its operations, to evaluate acquisition candidates and establish pricing, for performance-based compensation purposes, and within its debt covenants with its lenders. The Company believes EBITDA is a reasonable measure of operating performance because of the low capital intensity of its service operations. The Company believes EBITDA is a financial metric used by many investors to compare companies, especially in the services industry, on the basis of operating results and the ability to incur and service debt.

Acquisition strategy

        Our acquisition strategy has been developed to complement the internal growth strategies of our existing service lines and as a component of our overall growth strategy of building a significant, diversified service business that generates recurring and predictable cash flows and earnings. The acquisition strategy entails the systematic acquisition of established, well managed, and profitable service companies operating in fragmented industries that will:

  •
  Enhance the market position of an existing service line, provide an entry into a new geographic region/market, or introduce a new service line; and

  •
  Provide a return on invested capital that exceeds our weighted average cost of capital.

        Acquisitions are classified as "tuck-under" or "platform". The vast majority of acquisitions that we target and complete are tuck-under acquisitions. These acquisitions are generally smaller transactions completed within an existing service line that strengthen its regional presence or competitive position through increased market share or the addition of a complementary service line. Platform acquisitions are larger transactions that either establish an existing service line in a new geographic region or provide a vehicle for FirstService to add a new service offering that can be leveraged through cross-selling of services, sharing of best practices or other synergies or through further consolidation. Each acquisition must meet strict criteria that include the following:

  •
  Strong, experienced management teams in place that are interested in growing their businesses and in being rewarded through performance-based compensation;

  •
  History of consistent profitability, supported by significant contractual revenues;

  •
  Non-capital intensive operations with a variable cost structure;

  •
  Leading positions in the markets served; and,

  •
  In the case of platform acquisitions, one or more senior managers who wish to retain a significant minority interest in the acquired company in order to participate directly in its future growth and development as part of FirstService.

        In general, platform companies continue to operate on a stand-alone basis in accordance with our operating strategy, while drawing on the resources of FirstService to facilitate future growth. Most tuck-under acquisitions are fully integrated into the operations of the service line making the acquisition.

        We have historically paid approximately four times normalized and sustainable EBITDA ("Valuation EBITDA") for our acquisitions. Usually, consideration is paid with a combination of cash at closing and contingent note consideration. Contingent consideration is typically issuable over a three-year contingency period, subject to achievement of the Valuation EBITDA on an averaged basis over the three-year period subsequent to closing. In the event that the actual average EBITDA is less than the Valuation EBITDA, the purchase price and contingent consideration are reduced by a multiple of the deficiency in EBITDA.

        In executing acquisitions, our acquisition team works closely with operating management of our service lines to identify, negotiate and complete acquisitions. A majority of acquisitions are negotiated on an exclusive basis, without the imposition of an intermediary-controlled auction process, thereby facilitating a focused effort by FirstService to build a relationship with its prospective partner and emphasize the appropriate balance of financial and non-financial, as well as long-term and short-term attributes of the acquisition to the vendor. Notwithstanding the varied acquisition opportunities available to FirstService, management remains committed to a disciplined approach to acquisitions, including a rigorous adherence to our strict acquisition criteria and transaction structure. As well, we only allocate our financial and human resources to existing service lines for acquisitions if the management team has the capacity to integrate the acquisition and the performance of current operations is meeting or exceeding expectations.

        The integration process is a critical component of all acquisitions executed by FirstService. This process is initiated during due diligence, when opportunities for integration, operational improvements and the sharing of best practices are identified and an integration plan is drafted. Post-closing, the integration plan is reviewed with management of the acquired company to ensure that it accurately captures and prioritizes the issues to be addressed. Once a buy-in has been obtained, the integration plan is finalized and a timetable established for the execution of the plan by the management of the acquired company. This is a collaborative process with a high degree of involvement from our integration team in overseeing the implementation and in monitoring progress against the timetable.

Recurring revenue

        A common theme and key focus across FirstService is recurring, contractual revenues. This is driven by the near-essential nature of the services provided by each operating segment.

        Approximately 75% of our revenues are contractual in nature. Residential Property Management contracts are generally for terms of one to three years and Integrated Security Services contracts are generally one year in duration with evergreen renewal clauses. Contracts with franchisees in Consumer Services are primarily for five to ten year periods. In Business Services, contracts have terms of one to five years, with some larger contracts having longer terms. Furthermore, we have historically experienced contract renewal rates of approximately 90%.

Current year developments

        We completed three tuck-under acquisitions in our Consumer Services unit during the year. In April 2002, Nature Plus, Inc. a Montreal lawn care provider with 5,000 residential customers was acquired for total consideration of $0.3 million. In October 2002, the California Closets franchises in Chicago and Jacksonville were acquired for aggregate consideration of $1.9 million.

        Two Residential Property Management acquisitions were completed. The first was WE Landscape Group LLC, a Phoenix commercial landscaping operation acquired in December 2002. In February 2003, the Company bought a controlling interest in Cooper Square Realty, Inc., a condominium management and real estate services provider operating in Manhattan, New York. Total consideration on these two transactions was $3.6 million.

        In Business Services, DDS acquired selected assets of two businesses—Metro Fulfillment, a Los Angeles fulfillment provider and ShipXact.com, Inc. a fulfillment provider located in Atlanta. In both cases, the acquired assets included client contracts and equipment, net of the assumption of leases. Aggregate consideration paid on these transactions was $0.8 million.

        During the year, we purchased minority shareholdings from 16 shareholders, 12 of whom were shareholders of Herbert A. Watts Ltd. ("Watts"). The Company also acquired shares from two shareholders of American Pool Enterprises, Inc., one shareholder of The Wentworth Group, Inc. and one shareholder of SST.

Financial information about foreign and domestic operations

        Notes 14 and 20 to the consolidated financial statements, included herein under Part II, contain information regarding revenues, earnings before income taxes and minority interest, and total long-lived assets by geographic region.

Minority shareholders of subsidiaries

        We own a majority interest (on average, 85% of the equity) in all of our subsidiaries, while the operating management of each non-wholly owned subsidiary owns the remaining shares. This structure was designed to maintain control by FirstService while providing significant incentives to management at the operating companies. In all cases, we have the right to repurchase management's shares at a predetermined formula price, usually payable at our option with any combination of Subordinate Voting Shares or cash. We may also be obligated to acquire certain of these minority interests in the event of the death, disability or cessation of employment of minority shareholders or if minority shareholders exercise their right to require us to repurchase their shares. These arrangements provide significant flexibility to us in connection with management succession planning and shareholder liquidity matters.

Major customers

        FirstService has no single customer that accounts for more than 2% of its total revenues. No part of our business is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Company as a whole.

Employees

        We have approximately 11,000 full-time non-unionized employees, rising to a total of 14,000 with seasonal employees in the spring and summer months.

Trademarks

        FirstService's trademarks are important for the advertising and brand awareness of all of our businesses and franchises. We take precautions to defend the value of our trademarks by maintaining legal registrations and by litigating against alleged infringements, if necessary.

        In our Consumer Services unit, two franchise systems—California Closets and Paul Davis Restoration—have trademarks to which value has been ascribed in the consolidated financial statements. These two franchise systems have franchises in every significant population center in the United States. The value of these trademarks is derived from the recognition they enjoy among the target audiences for closet system installations and disaster restoration services. These trademarks have been in existence for many years, and their prominence among consumers has grown over time through the addition of franchisees and the ongoing marketing programs conducted by both franchisees and the Company.

ITEM 2.    PROPERTIES

        The head office of the Registrant is a 20,000 square foot, owned building located at 1140 Bay Street, Toronto, Ontario, Canada, M5S 2B4, approximately three-quarters of which is leased to third party tenants.

Business Services

        DDS leases approximately 2.1 million square feet of warehouse and office space in connection with its fulfillment operations. Principal warehouse locations include 365,000 square feet in Toronto, Ontario; 350,000 square feet in Norristown, Pennsylvania; 300,000 square feet in Strongsville, Ohio; 300,000 square feet in Elyria, Ohio; 250,000 square feet in Dallas, Texas; 150,000 square feet in Chicago, Illinois; 120,000 square feet in Whittier, California; 90,000 square feet in Atlanta, Georgia; and 73,000 square feet in Mascoutah, Illinois.

        WCI occupies approximately 106,000 square feet of owned and 50,000 square feet of leased space to house its customer support and fulfillment operations. The owned space is comprised of its Saint John, New Brunswick and two Prince Edward Island locations. WCI occupies 40,000 square feet of leased space in Bridgewater, Nova Scotia and its corporate offices are located in 10,000 square feet of leased space in Toronto, Ontario.

        BDP leases approximately 175,000 square feet of office and warehouse space, consisting of 125,000 square feet in Toronto, Ontario; 30,000 square feet in Orangeville, Ontario; and 20,000 square feet in Ottawa, Ontario.

Residential Property Management

        We own a 38,000 square foot office and warehouse building located in Boca Raton, Florida, which is occupied by Prime Management Group, Inc. and a 35,000 square foot office and warehouse complex in Hollywood, Florida, which is occupied by The Continental Group, Ltd. All other Residential Property Management operations are housed in 55 locations totaling approximately 300,000 square feet in aggregate located in the states where services are offered.

Integrated Security Services

        Intercon leases approximately 70,000 square feet of office space in Toronto, Ontario; Vancouver, British Columbia; Calgary, Alberta; and Oakbrook, Illinois. SST leases 34,000 square feet of space in five locations within Pennsylvania, New York and New Jersey.

Consumer Services

        TFC leases approximately 85,000 square feet of office and warehouse space in several locations across North America to house its franchise systems. Lawn care services occupy approximately 135,000 square feet of space in 14 locations in Ontario, Quebec and Alberta.

        We believe our existing premises, as described above, are sufficient to meet its current operating requirements. All significant leased properties are held under long-term leases.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of business, we may become involved in legal proceedings with private or public parties. As at May 9, 2003, these proceedings included several general liability actions, none of which are material to the Company, and no environmental actions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the year ended March 31, 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

        The Registrant's Subordinate Voting Shares are traded on the NASDAQ National Market ("NASDAQ") (symbol: FSRV) and The Toronto Stock Exchange ("TSX") (symbol: FSV). The Registrant's Multiple Voting Shares are not traded on any established public trading market.

        The following table shows the highest and lowest closing prices of the Registrant's Subordinate Voting Shares in each quarter of the two years ended March 31, 2003 and 2002:

Quarter		NASDAQ quarterly high price ($ US)	NASDAQ quarterly low price ($ US)	TSX quarterly high price ($ Cdn)	TSX quarterly low price ($ Cdn)
Fiscal 2002	Q1	23.30	15.63	35.00	24.75
	Q2	24.29	18.95	37.77	30.77
	Q3	28.12	20.66	44.93	32.35
	Q4	28.09	21.13	44.80	33.52
Fiscal 2003	Q1	27.40	23.26	41.75	36.36
	Q2	26.64	19.60	40.29	30.89
	Q3	19.58	14.30	31.22	22.05
	Q4	18.25	11.11	26.25	16.24

        As of May 9, 2003, in relation to the Subordinate Voting Shares, there were approximately 300 shareholders of record and approximately 4,000 persons who held shares in the names of nominees. One shareholder, the President and CEO of the Company, held all of the Multiple Voting Shares.

        No dividends were declared by the Registrant during the two fiscal years ended March 31, 2003 and 2002. Our agreements with our lenders prohibit us from declaring dividends without the prior approval of the lenders, which approval was obtained in May 2003. If dividends were declared, they would be payable in either Canadian or U.S. dollars.

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

Equity compensation plan information

        The following table provides summary information of the equity compensation plans under which equity securities of the Registrant are authorized for issuance:

Plan category	Number of Subordinate Voting Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights			Number of Subordinate Voting Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Column	A	B			C
Equity compensation plans approved by security holders: Amended Stock Option Plan #2	1,782,990	$ $	23.41 Cdn. (15.95 U.S.	)	54,030
Equity compensation plans not approved by security holders: None.	—		—		—

ITEM 6.    SELECTED FINANCIAL DATA

Five-year financial summary
(in thousands of U.S. Dollars, except per share amounts)

	Year ended March 31
	2003	2002(1)	2001	2000	1999
OPERATIONS
Revenues	$542,692	$512,689	$424,174	$340,035	$263,361
Operating earnings	39,706	45,043	35,926	27,870	20,622
Net earnings	18,836	17,414	12,707	9,868	7,222
FINANCIAL POSITION
Total assets	$382,129	$358,205	$313,660	$230,887	$184,306
Long-term debt(2)	155,610	160,488	149,374	102,177	84,516
Shareholders' equity	124,423	99,842	79,456	68,338	59,020
Book value per share	8.78	7.25	6.03	5.26	4.57
OTHER DATA
EBITDA(3)	$53,323	$57,122	$47,855	$37,977	$28,767
SHARE DATA
Net earnings per share
Basic	$1.35	$1.28	$0.97	$0.76	$0.57
Diluted	1.30	1.19	0.92	0.72	0.54
Weighted average shares (thousands)
Basic	13,921	13,565	13,074	12,948	12,564
Diluted	14,498	14,600	13,841	13,708	13,475
Cash dividends per share	—	—	—	—	—

Notes

(1)
Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") was adopted effective April 1, 2001, which resulted in a material decrease in amortization expense and a material increase in net earnings. Fiscal 2001 net earnings, adjusted for SFAS 142, were $15,560 and net earnings per share were $1.19 (basic) and $1.12 (diluted).

(2)
Excluding current portion of long-term debt and effect of interest rate swaps.

(3)
EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA excludes income taxes and interest, both of which are charges that require cash settlement. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles ("U.S. GAAP"). The most directly comparable U.S. GAAP measure is operating earnings. Operating earnings takes into account depreciation and amortization expenses, while EBITDA does not. Management utilizes EBITDA as a measure to assess the performance of its operations, to evaluate acquisition candidates and establish pricing, for performance-based compensation purposes, and within its debt covenants with its lenders. The Company believes EBITDA is a reasonable measure of operating performance because of the low capital intensity of its service operations. The Company believes EBITDA is a financial metric used by many investors to compare companies, especially in the services industry, on the basis of operating results and the ability to incur and service debt. The table below reconciles EBITDA to operating earnings.
	Year ended March 31
	2003	2002	2001	2000	1999
EBITDA	$53,323	$57,122	$47,855	$37,977	$28,767
Less: depreciation and amortization	(13,617)	(12,079)	(11,929)	(10,107)	(8,145)

Equals: operating earnings	39,706	45,043	35,926	27,870	20,622

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations—year ended March 31, 2003

        Consolidated revenues for Fiscal 2003 were $542.7 million, a 6% increase from the $512.7 million reported for the year ended March 31, 2002 ("Fiscal 2002"). Approximately $12.8 million of the increase resulted from tuck-under acquisitions completed during the year, resulting in internal growth of 3%.

        During Fiscal 2003, the value of the Canadian dollar appreciated 1.0% relative to the value of the U.S. dollar, based on the average annual exchange rate versus the prior year. The impact of the foreign exchange rate movement on earnings was not material.

        Operating earnings decreased 12% from $45.0 million to $39.7 million in Fiscal 2003. EBITDA(2) decreased 7%, to $53.3 million from $57.1 million in the prior year, while the EBITDA margin declined 130 basis points to 9.8% of revenues. Included in 2003 results were executive life insurance proceeds of $4.2 million and a dilution gain upon the sale of shares of a Consumer Services subsidiary in the amount of $1.1 million. The decline in margins was the result of weakness in the Residential Property Management and Business Services segments. Consumer Services experienced increased profitability, while Integrated Security Services' margin was stable year-over-year.

        Depreciation for the year ended March 31, 2003 was $12.4 million, up 9% from the previous year, due to a higher level of capital expenditures in Fiscal 2002, as compared to Fiscal 2001 and 2001. Amortization of intangibles was $1.2 million, compared to $0.7 million in the previous year. The increase in amortization was the result of the recognition and amortization of intangible assets on acquisitions completed subsequent to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on April 1, 2001.

        Interest expense decreased 30% relative to the prior year, to $9.0 million, due to the combined effects of lower interest rates, lower levels of indebtedness and the $1.4 million write-off of deferred financing fees in the prior year. Weighted average interest rates were approximately 5.5% in Fiscal 2003 compared to 7.1% in Fiscal 2002, excluding the write-off of deferred financing fees. The reduction in rates resulted from lower floating reference rates and from two interest rate swaps which convert the fixed rate on the 8.06% Senior Secured Notes (the "Notes") into variable interest streams.

        In October 2002, we entered into an interest rate swap agreement in which the interest stream on $25 million of the fixed-rate Notes was exchanged for the variable interest rate of LIBOR + 4.450%. This was in addition to the December 2001 interest rate swap in which the interest stream on $75 million of the fixed-rate Notes was exchanged for the variable interest rate of LIBOR + 2.505%. The swaps resulted in interest savings of $3.5 million for the current year and $0.6 million in the prior year. Both swaps have maturities matched to the underlying Notes due June 29, 2011. The swaps are being accounted for as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings.

        The income tax provision for the year ended March 31, 2003 was approximately 28% of earnings before taxes, compared with 34% in the prior year. The decline in tax rate resulted from two major factors: (i) continuing leverage from the cross-border tax structure implemented in Fiscal 2000 and (ii) $4.2 million of non-taxable life insurance proceeds received during the year. The Company anticipates that the Fiscal 2004 tax rate will be approximately 30.5%, resulting from expected efficiencies from the cross-border tax structure.

(2)
Please refer to Item 6, Selected Financial Data, for a definition of EBITDA and a reconciliation of EBITDA and operating earnings. EBITDA margin refers to EBITDA as a percentage of revenues.

        The minority interest share of earnings decreased to $3.2 million or 14.7% of earnings before minority interest from $3.9 million, or 18.1%, in the prior year. The reduction was the result of minority share purchases completed during the year.

        Net earnings were $18.8 million, an 8% increase over the prior year, while diluted earnings per share increased 9% to $1.30. The extraordinary loss of $797,000, net of income tax benefit of $578,000, reported in the prior year has been restated as increased interest expense of $1,375,000 and a reduction of income tax expense of $578,000 as a result of the adoption of SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002 during Fiscal 2003.

        The Residential Property Management unit generated $215.0 million of revenues for the year, an increase of 5% over the prior year. Excluding the impact of acquisitions, segment internal revenue growth was 4%.

        Residential Property Management reported EBITDA of $14.6 million, down $4.2 million or 22% relative to the prior year, primarily due to insurance cost increases and poor results in painting & restoration activities. Insurance costs were approximately $2.0 million higher than the prior year, and little of the cost increase was passed on to clients. The painting & restoration service line operating in South Florida, which accounted for $22.1 million or 10% of the segment's revenues experienced a loss for the year due to difficult market conditions and several poorly performing projects. Also included in the current year's results is $1.0 million of executive life insurance proceeds received upon the death of a senior management employee.

        The Integrated Security Services unit reported revenues of $107.5 million, representing growth of 13% over the prior year, all generated internally. Sales of systems and manpower contributed approximately equally to the growth. EBITDA for the segment was $7.3 million, while the margin remained constant at 6.8%. Several low-margin initial systems installations were completed during the second half of the year. We expect margins to be in the 7-8% range in Fiscal 2004, resulting from expected higher margins on systems installations.

        Consumer Services revenues were $93.4 million, up 11% relative to the prior year. Factoring in the two California Closets franchises acquired in October 2002, internal revenue growth was 8%. EBITDA in Consumer Services was $16.4 million, and the margin was 17.6%. The margin increased 110 basis points relative to the prior year as a result of strong performance in the College Pro, California Closets and lawn care businesses as well as the $1.1 million dilution gain experienced on the sale of 7.5% of the shares of Paul Davis Restoration, Inc. to two of its managers, which was offset by $0.5 million of compensation expense related to the sale.

        Revenues for Business Services were $126.4 million, down 1% or $1.1 million relative to the prior year. Internal revenues declined 7% after considering the impact of acquisitions. A major fulfillment client departed at the end of the third quarter, impacting annual revenues negatively by approximately $1.5 million. Client volumes in the customer support and fulfillment areas were soft throughout the year, impacting revenues negatively and accounting for the remainder of the year-over-year decline.

        Business Services EBITDA was $19.8 million or 15.6% of revenues, down from $22.4 million or 17.6% of revenues in the prior year. Several factors contributed to this result. The decline in volumes impacted margins because of lower contribution to cover fixed overhead costs, primarily rent. During the fourth quarter, we received proceeds of $3.2 million on a executive life insurance policy on the retired CEO and former controlling shareholder of Herbert A. Watts Ltd. ("Watts"), Rip Gauthier, who passed away after a lengthy illness. Also during the fourth quarter, we incurred costs to reorganize and streamline the operations of Business Services under group president Scott Patterson in the amount of $1.9 million.

        Fiscal 2004 Business Services revenues are expected to be stable, with the exception of the full-year impact of the departure of the large fulfillment client, which will impact on segment revenues by approximately $5 million.

        Corporate expenses were $4.8 million, up from $4.5 million in fiscal 2002. We expended $0.5 million on the investigation of potential acquisitions that were not completed during the year. Executive bonuses declined $0.7 million, to nil, for Fiscal 2003.

Results of operations—year ended March 31, 2002

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

        During Fiscal 2002, the value of the Canadian dollar deteriorated 3.9% relative to the value of the U.S. dollar, based on the average annual exchange rate versus the prior year. During Fiscal 2002, 33% of the Company's revenues were Canadian dollar denominated. Had the exchange rate been held constant year-over-year, the Company's revenues would have been approximately $6.9 million higher, EBITDA would have been $0.6 million higher and diluted earnings per share would have been $0.02 higher.

        Operating earnings increased 25% to $45.0 million from $35.9 million. EBITDA increased 19%, to $57.1 million from $47.9 million in the prior year, while EBITDA margins declined 15 basis points to 11.1% of revenue. The decline in margin is the result of lower sales of higher-margin residential property painting and restoration services, as well as reduced levels of activity in the Business Services fulfillment operations, which typically carry 15% EBITDA margins.

        Depreciation for the year ended March 31, 2002 was $11.4 million, up 48% from the previous year, mainly due to the acquisition of Watts. Effective April 1, 2001, the Company adopted SFAS 142, therefore, no goodwill amortization was recorded during the fiscal year. Amortization of intangibles was $0.7 million, compared to $0.8 million in the previous year.

        Interest expense increased 33% over the prior year's level to $13.0 million, primarily as a result of a $1.4 million write off of deferred financing fees, increased borrowings related to the acquisition of Watts completed in March 2001 and contingent acquisition payments made during the year. The Company's average indebtedness during the year increased $41 million or 34% relative to the prior year. Weighted average interest rates were approximately 7.1% in Fiscal 2002 compared to 8.1% in Fiscal 2001, due to the combined effects of lower floating interest rates, the issuance of the fixed-rate debt and the interest rate swap discussed below. In Fiscal 2001, the Company was subject to floating interest rates on the majority of its debt. On June 29, 2001 the Company issued $100 million of 8.06% fixed-rate Notes and amended and restated its credit agreement for a new $140 million committed senior revolving credit facility (the "Credit Facility") bearing interest at 1.50% to 3.00% above floating reference rates, depending on certain leverage ratios.

        At the time of the issuance of the Notes and the completion of the Credit Facility on June 29, 2001, the Company wrote off the financing fees related to its previous debt arrangements. This resulted in a loss, recorded within interest expense, of $1.4 million.

        In December 2001, the Company entered into an interest rate swap agreement in which the interest stream on $75 million of the fixed-rate 8.06% Notes was exchanged for the variable interest rate of LIBOR + 2.505%. The swap has a maturity matched to the underlying Notes due June 29, 2011. During the four months the swap was in effect, interest savings of $0.6 million resulted.

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

        Net earnings were $17.4 million, a 12% increase over the prior year (adjusted for SFAS 142), while diluted earnings per share increased 6% to $1.19 (also adjusted for SFAS 142). The increase in diluted earnings per share reflects a 3.8% increase in the weighted average share count as a result of shares issued upon the exercise of stock options and an increase in dilution caused by the 77% increase in the average market price of the Company's shares relative to the prior year.

        Residential Property Management generated $205.4 million of revenues for the year, up 13% over the prior year due to internal growth and two small tuck-under acquisitions. Residential Property Management EBITDA was $18.8 million, up 4% over the prior year. The EBITDA margin was 9.2% compared to 9.9% in the prior year. The decline in margin is attributable to the slowdown in painting and restoration operations experienced in the second, third and fourth quarters.

        Integrated Security Services reported revenues of $95.5 million, representing growth of 18% over the prior year primarily due to the acquisition of VASEC in July 2001, as well as the full-year impact of the Security Services and Technologies ("SST") acquisition completed in July 2000, combined with internal growth of 11%. EBITDA was $6.5 million, up 9% over the prior year and EBITDA margins were 6.8% compared with 7.4% in Fiscal 2001. The margin decline is primarily due to mix change resulting from stronger relative revenue growth in the low margin security guard operations, particularly since September 11, 2001.

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

        Revenues for Business Services were $127.5 million, an increase of 55% or $45 million over Fiscal 2001. Approximately all of the revenue increase is attributable to the March 2001 acquisition of Watts and the February 2002 acquisition of Right Choice. Internal growth was 2% after adjusting for the impact of foreign exchange. Business Services EBITDA grew 41% to $22.4 million, while margins fell to 17.6% from 19.3%. The margin decline was primarily due to the inclusion of Watts, which carries margins of 13-14% due to its lower-margin direct mail and customer contact operations. Margins at the DDS fulfillment operations were also down year-over-year due to the slowdown in clients' promotional activities experienced in the second, third and fourth quarters.

        Corporate expenses decreased to $4.5 million in Fiscal 2002 from $4.6 million last year, primarily as a result of lower bonuses at the executive level.

Quarterly results—years ended March 31, 2003 and 2002
(in thousands of U.S. Dollars, except per share amounts)

	Q1	Q2	Q3	Q4	Year
FISCAL 2003
Revenues	$146,036	$145,209	$126,684	$124,763	$542,692
Operating earnings	15,309	17,874	4,787	1,736	39,706
Net earnings	7,408	8,892	1,433	1,103	18,836
Net earnings per share:
Basic	$0.54	$0.64	$0.10	$0.08	$1.35
Diluted	0.50	0.61	0.10	0.08	1.30
FISCAL 2002
Revenues	$136,575	$140,468	$117,809	$117,837	$512,689
Operating earnings	15,804	19,112	6,175	3,952	45,043
Net earnings	6,293	8,838	1,737	546	17,414
Net earnings per share:
Basic	0.47	$0.65	$0.13	$0.04	$1.28
Diluted	0.44	0.61	0.12	0.04	1.19
OTHER DATA
EBITDA—Fiscal 2003	$18,510	$21,163	$8,180	$5,470	$53,323
EBITDA—Fiscal 2002	18,760	22,012	9,215	7,135	57,122

Seasonality and quarterly fluctuations

        Certain segments of our operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for lawn care services, exterior painting services and swimming pool maintenance in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. We have historically generated lower earnings or net losses during our third and fourth fiscal quarters, from October to March. Residential Property Management, Integrated Security Services, Business Services and most of the franchised Consumer Services generate revenues approximately evenly throughout the fiscal year.

        The seasonality of the lawn care, painting and swimming pool maintenance operations results in variations in quarterly EBITDA margins. Variations in quarterly EBITDA margins can also be caused by acquisitions that alter the consolidated service mix. Our non-seasonal businesses typically generate a consistent EBITDA margin over all four quarters, while our seasonal businesses experience high EBITDA margins in the first two quarters, offset by negative EBITDA in the last two quarters. As non-seasonal revenues increase as a percentage of total revenues, we expect our quarterly EBITDA margin fluctuations to be reduced.

Liquidity and capital resources

        Cash flow from operations and bank borrowings have historically been the primary funding sources for working capital requirements, capital expenditures and acquisitions. Net cash provided by operating activities for Fiscal 2003 was $32.6 million, up 30% over the prior year, the result of improvements in working capital, lower interest and income tax expenses and the receipt of non-taxable executive life insurance proceeds. Management believes that funds from these sources will remain available and are adequate to support ongoing operational requirements and near-term acquisition growth.

        The Company has an amended and restated credit agreement that provides $140 million of committed revolving credit facility (the "Credit Facility") that is renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on May 7, 2003. The Credit Facility bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. The Company has outstanding $100 million of ten-year 8.06% Senior Secured Notes. The Notes have a final maturity date of June 29, 2011, with equal annual principal repayments beginning at the end of the fourth year, resulting in a seven-year average life. Covenants and other limitations within the amended credit agreement and the Notes are similar. As at March 31, 2003, the Company had drawn $52.0 million on the Credit Facility and was in compliance with all covenants.

        During Fiscal 2003, capital expenditures totaled $10.7 million comprising approximately $2.6 million in expenditures on production equipment, $3.0 million on vehicles, $4.2 million on computer equipment and software and $0.9 million for leasehold improvements. Looking forward to Fiscal 2004, capital expenditures are expected to be in the $11.0 to $12.0 million range. Several office relocations and expansions are planned in Residential Property Management including offices in Fairfax, Virginia; Manhattan, New York; and Dade County, Florida.

        Acquisition expenditures during the year totaled $16.3 million, comprised of $6.6 million for initial acquisition payments, $3.3 million of contingent consideration payments, and $6.4 million related to the acquisition of minority interests of subsidiaries. All of the acquisition consideration was in the form of cash.

        When making acquisitions, we generally purchase executive life insurance policies on the principal managers of the acquired businesses. We believe this practice mitigates risk on acquisitions. At March 31, 2003, the Company had 20 such life insurance policies in force.

        In relation to acquisitions completed during the past three years, we have contingent consideration outstanding totaling $12.7 million. The amount of the contingent consideration is not recorded as a liability unless the outcome of the contingency is determined to be beyond a reasonable doubt. The contingent consideration is based on achieving specified earnings levels, and is issued or issuable at the end of the contingency period. When the contingencies are resolved and additional consideration is distributable, we will record the fair value of the additional consideration as additional costs of the acquired businesses. At March 31, 2002, there was contingent consideration outstanding of $21.3 million.

        In those operations where operating managements are also minority owners, the Company is party to shareholders' agreements. These agreements allow us to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority shareholders' interests, as calculated in accordance with shareholders' agreements, was approximately $26.0 million at March 31, 2003. While it is not our intention to acquire outstanding minority interests, this step would materially increase net earnings. On an annual basis, the impact of the acquisition of all minority interests would increase interest expense by $1.0 million, reduce income taxes by $0.3 million and reduce minority interest share of earnings by $3.2 million, resulting in an approximate net increase to net earnings of $2.5 million.

        The following table summarizes our contractual obligations as at March 31, 2003:

	Payments due by period
Contractual obligations (In thousands of U.S. Dollars)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$155,144	$1,567	$29,791	$66,662	$57,124
Capital lease obligations	3,478	1,463	1,744	271	—
Operating leases	71,064	16,585	25,772	16,411	12,296
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$229,686	$19,615	$57,307	$83,344	$69,420

        At March 31, 2003, we had commercial commitments totaling $4.4 million comprised of letters of credit outstanding due to expire within one year.

        During Fiscal 2003, we reviewed and amended our insurance coverages in response to dramatic increases in premiums, which resulted from market-wide increases in the cost of insurance. To manage costs, we have taken on additional risk in the form of higher deductibles on many of our coverages. We believe that this step will reduce overall costs in the long term, but may cause fluctuations in earnings in the short term in the event of changes in the number of incidents (frequency) or changes in the cost per incident (severity) relative to our historical experience.

Discussion of critical accounting policies

        Critical accounting policies are those that management deems to be most important to the portrayal of our financial condition and results, and that require management's most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified three critical accounting policies: goodwill and indefinite life intangible assets impairment testing, acquisition purchase price allocations, and accounting for income taxes.

        The annual goodwill and indefinite life intangible assets impairment testing required under SFAS 142 requires judgment on the part of management. Goodwill and indefinite life intangible assets impairment testing involves making estimates concerning the fair value of reporting units and then comparing the fair value to the carrying amount of each unit.     Estimates of fair value can be impacted by sudden changes in the business environment or prolonged economic downturns, and therefore require significant management judgment in their determination.

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

        Income taxes are calculated based the expected treatment of transactions recorded in the consolidated financial statements. In determining current and deferred components of income taxes, we interpret tax legislation and make assumptions about the timing of the reversal of deferred tax assets and liabilities. If our interpretations differ from those of tax authorities or if the timing of reversals is not as anticipated, the provision for income taxes could increase or decrease in future periods.

Impact of recently issued accounting standards

        In April 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of this standard did not have a material impact on results of operations or financial condition.

        In April 2002, FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002. Among other changes, this new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2003. The Company implemented this standard effective for the year ended March 31, 2003. The impact of the change was to eliminate the Company's 2002 extraordinary loss on the early retirement of debt of $797, net of income tax benefit of $578, and report instead increased interest expense of $1,375 and a reduction of income tax expense of $578.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement requires recording costs associated with such activities at their fair values when a liability has been incurred. Previously, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is effective for such activities initiated after December 31, 2002. The adoption of this standard had no impact on the results of operations.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34) ("FIN 45") was issued. FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45's provisions for initial recognition and measurement were effective for guarantees issued or modified by the Company after December 31, 2002, and disclosure requirements were effective for financial statements issued after December 15, 2002. The impact of the adoption of FIN 45 was not material.

        In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as amended disclosure requirements in annual and interim financial statements. The standard is effective for the Company's annual financial statements for the year ended March 31, 2003. The adoption of this standard did not impact results of operations or financial condition as the Company elected to continue to account for its stock option plan in accordance with APB 25.

        In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46") was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities having certain characteristics and applies immediately to variable interest entities created after January 31, 2003. The adoption of FIN 46 had no impact on the Company's results of operations or financial condition.

Forward-looking statements

        Please refer to page 3 for a discussion of forward-looking statements.

ITEM 7A.    FINANCIAL INSTRUMENTS—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have identified two market risks that may impact our earnings and cash flows: interest rate risk and foreign currency risk. We use sensitivity analyses as our primary analytical technique to evaluate the hypothetical effects of market risks on future earnings and cash flows, and sensitivity analyses are provided below.

Interest rate risk

        FirstService's exposure to market risk for changes in interest rates comes from two sources: (i) its revolving Credit Facility which bears interest at floating reference rates, primarily LIBOR, plus a spread that is variable depending on certain leverage ratios, and (ii) its $100 million fixed for variable interest rate swap arrangements. On March 31, 2003, the amount drawn on the revolving Credit Facility was $52.0 million, bearing interest at a rate of 3.6%. The variable interest rate under the terms of the swaps was approximately 4.2% as at March 31, 2003. We may from time to time use derivative instruments to manage our interest rate risk, and as at March 31, 2003, two such instruments, described in Note 17 to the Consolidated Financial Statements, were held.

        We use a model that defines losses in terms of earnings and measures changes in cash flows arising from hypothetical changes in interest rates. The model covers the Credit Facility and swaps as noted above. The model assesses the impact of an immediate percentage change in the March 31, 2003 year-end interest rate held in effect for an entire fiscal year while holding all other variables constant.

        A 10% increase in floating reference rates, or 13 basis points, would increase interest expense by approximately $0.2 million, and decrease net earnings by $140,000, over a full year. A 10% increase in the Company's total debt to EBITDA leverage ratio would result in a 75 basis point increase in the interest rate spread over floating reference rates, increasing interest expense by approximately $0.4 million and reducing net earnings by $270,000, over a full year.

Foreign currency risk

        Approximately 30% of our operations are conducted in foreign currencies, principally in Canadian dollars. We monitor our foreign currency exposure. We may from time to time use derivative instruments to manage our foreign currency risk, and as at March 31, 2003, no such instruments were held.

        We have mitigated, and expect to continue to mitigate, a portion of our currency exposure through the decentralized nature of our organization, where, in each business unit, in most but not all cases, both revenue and the related costs are local currency based. We have the ability to borrow funds under our revolving Credit Facility in either or both U.S. and Canadian currencies. This allows us to effectively match the currency of earnings with the currency of principal and interest payments, which also mitigates some foreign currency risk.

        We use a model that defines losses in terms of earnings and measures changes in cash flows arising from hypothetical changes in currency exchange rates. The model covers the U.S. / Canadian foreign exchange rate for that portion of our revenues and expenses originally denominated in Canadian dollars. The model assesses the impact of immediate percentage changes in the March 31, 2003 year-end foreign exchange rate held in effect for an entire fiscal year while holding all other variables constant.

        A 10% ($0.07U.S.) appreciation in the value of the Canadian dollar would have the impact of increasing revenue by $16.9 million and reducing net earnings by approximately $0.1 million, over a full year. A decline in the value of the Canadian dollar relative to the U.S. dollar would have the opposite impact.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Set forth below is the report of PricewaterhouseCoopers LLP dated May 9, 2003, the consolidated balance sheets of FirstService Corporation as at March 31, 2003 and 2002, the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three year period ended March 31, 2003 and the notes to the consolidated financial statements.

REPORT OF MANAGEMENT

To the shareholders of FirstService Corporation:

        Management is responsible for the preparation of FirstService Corporation's consolidated financial statements. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present the Company's financial condition and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, in all material respects. Management has included in the Company's consolidated financial statements amounts based on estimates and judgments that it believes are reasonable under the circumstances.

        PricewaterhouseCoopers LLP, the independent accountants of the Company, have audited the Company's consolidated financial statements in accordance with generally accepted auditing standards, and they provide an objective, independent review of the fairness of reported operating results and financial position.

        The Board of Directors of the Company has an Audit Committee that meets with financial management and the independent accountants to review accounting, auditing, internal accounting controls, and financial reporting matters.

/s/ JAY S. HENNICK President and CEO	/s/ JOHN B. FRIEDRICHSEN Senior Vice President and CFO

REPORT OF INDEPENDENT ACCOUNTANTS

To the shareholders of FirstService Corporation:

        We have audited the consolidated balance sheets of FirstService Corporation as at March 31, 2003 and 2002 and the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three-year period ended March 31, 2003. These consolidated financial statements and the financial statement schedules listed in the index appearing under Item 15 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2003 and 2002 and the results of its operations and cash flows for each year in the three-year period ended March 31, 2003 in accordance with United States generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

        We also reported separately on May 9, 2003 to the shareholders of the Company on our audit, conducted in accordance with Canadian generally accepted auditing standards, where we expressed an opinion without reservation on the March 31, 2003 and 2002 consolidated financial statements, prepared in accordance with Canadian generally accepted accounting principles.

/s/ PRICEWATERHOUSECOOPERS LLP
Chartered Accountants

Toronto, Canada
May 9, 2003

FIRSTSERVICE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles

	For the years ended March 31
	2003	2002	2001
		(restated— see note 22)
Revenues	$542,692	$512,689	$424,174
Cost of revenues	372,003	343,415	284,474
Selling, general and administrative expenses (note 5)	118,472	112,348	91,845
Other (income) expense (note 6)	(1,106)	(196)	—
Depreciation and amortization	13,617	12,079	11,929

Operating earnings	39,706	45,043	35,926
Interest	9,032	12,991	9,767

Earnings before income taxes and minority interest	30,674	32,052	26,159
Income taxes (note 14)	8,594	10,777	10,464

Earnings before minority interest	22,080	21,275	15,695
Minority interest share of earnings	3,244	3,861	2,988

Net earnings	$18,836	$17,414	$12,707

Earnings per share (note 15)
Net earnings:
Basic	1.35	1.28	0.97
Diluted	1.30	1.19	0.92

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars)—in accordance with
United States generally accepted accounting principles

	As at March 31
	2003	2002
Assets
Current assets
Cash and cash equivalents	$5,378	$7,332
Accounts receivable, net of an allowance of $5,343 (2002—$4,084)	85,484	88,290
Inventories (note 7)	15,095	10,518
Prepaids and other (note 7)	13,617	12,160
Deferred income taxes (note 14)	2,808	2,571

	122,382	120,871

Other receivables (note 8)	$5,839	4,908
Interest rate swap (note 17)	6,279	—
Fixed assets (note 9)	46,600	45,367
Other assets (note 9)	2,777	5,411
Deferred income taxes (note 14)	103	972
Intangible assets (note 10)	33,539	29,422
Goodwill (note 11)	164,610	151,254

	259,747	237,334

	$382,129	$358,205

Liabilities
Current liabilities
Accounts payable	$22,564	$20,587
Accrued liabilities (note 7)	34,270	38,269
Income taxes payable	1,209	2,259
Unearned revenue	8,369	9,654
Long-term debt—current (note 12)	3,030	7,193
Deferred income taxes (note 14)	1,066	583

	70,508	78,545

Long-term debt less current portion (note 12)	161,889	158,418
Interest rate swap (note 17)	—	2,070
Deferred income taxes (note 14)	11,277	7,881
Minority interest	14,032	11,449

	187,198	179,818

Shareholders' equity
Capital stock (note 13)	60,571	57,712
Issued and outstanding 13,501,343 (2002—13,112,418) Subordinate Voting Shares and 662,847 (2002—662,847) convertible Multiple Voting Shares
Receivables pursuant to share purchase plan (note 13)	(2,434)	(2,630)
Retained earnings	63,965	45,386
Cumulative other comprehensive earnings (loss)	2,321	(626)

	124,423	99,842

	$382,129	$358,205

Commitments and contingencies (note 18)

On behalf of the Board,

/s/ JAY S. HENNICK Director	/s/ PETER F. COHEN Director

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSERVICE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands of U.S. Dollars)—in accordance with
United States generally accepted accounting principles

	Issued and outstanding shares (note 13)	Capital stock (note 13)	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2000	12,989,530	$53,849	$(3,294)	$15,614	$2,169	$68,338

Comprehensive earnings:
Net earnings	—	—	—	12,707	—	12,707
Foreign currency translation adjustments (note 16)	—	—	—	—	(2,352)	(2,352)

Comprehensive earnings						10,355

Subordinate Voting Shares: Issued for purchase of minority interest	69,360	649	—	—	—	649
Stock options exercised	158,850	580	—	—	—	580
Purchased for cancellation	(49,500)	(215)	—	(349)	—	(564)
Cash payments on share purchase plan	—	—	98	—	—	98

Balance, March 31, 2001	13,168,240	54,863	(3,196)	27,972	(183)	79,456

Comprehensive earnings:
Net earnings	—	—	—	17,414	—	17,414
Foreign currency translation adjustments (note 16)	—	—	—	—	(443)	(443)

Comprehensive earnings						16,971

Subordinate Voting Shares:
Stock options exercised	607,025	2,849	—	—	—	2,849
Cash payments on share purchase plan	—	—	566	—	—	566

Balance, March 31, 2002	13,775,265	57,712	(2,630)	45,386	(626)	99,842

Comprehensive earnings:
Net earnings	—	—	—	18,836	—	18,836
Foreign currency translation adjustments (note 16)	—	—	—	—	2,947	2,947

Comprehensive earnings						21,783

Subordinate Voting Shares:
Stock options exercised	421,625	3,002	—	—	—	3,002
Purchased for cancellation	(32,700)	(143)	—	(257)	—	(400)
Cash payments on share purchase plan	—	—	196	—	—	196

Balance, March 31, 2003	14,164,190	$60,571	$(2,434)	$63,965	$2,321	$124,423

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars)—in accordance with
United States generally accepted accounting principles

	For the years ended March 31
	2003	2002	2001
Cash provided by (used in)
Operating activities
Net earnings	$18,836	$17,414	$12,707
Items not affecting cash:
Depreciation and amortization	13,617	12,079	11,929
Deferred income taxes	3,149	489	1,056
Minority interest share of earnings	3,244	3,861	2,988
Write-off of financing fees on early debt retirement	—	1,375	—
Other	(287)	471	451
Changes in operating assets and liabilities:
Accounts receivable	9,550	(6,746)	(5,235)
Inventories	(4,239)	(658)	(450)
Prepaids and other	(918)	(1,908)	(1,270)
Accounts payable	(609)	(2,047)	3,304
Accrued liabilities	(6,738)	279	(4,103)
Income taxes payable	(914)	489	2,520
Unearned revenue	(2,137)	(133)	(1,607)

Net cash provided by operating activities	32,554	24,965	22,290

Investing activities
Acquisitions of businesses, net of cash acquired	(9,907)	(15,363)	(40,583)
Purchases of minority shareholders' interests	(6,352)	(4,623)	(4,070)
Purchases of fixed assets	(10,660)	(15,611)	(10,502)
Purchases of intangible assets	(743)	(1,153)	(221)
Decrease in other assets	2,069	683	130
(Increase) decrease in other receivables	(578)	80	(705)

Net cash used in investing activities	(26,171)	(35,987)	(55,951)

Financing activities
Increases in long-term debt	14,946	168,817	43,374
Repayments of long-term debt	(28,683)	(155,246)	(7,006)
Financing fees paid	—	(3,030)	—
Proceeds received on exercise of stock options	3,002	2,849	580
Repayment of receivables pursuant to share purchase plan	196	566	98
Repurchases of Subordinate Voting Shares	(400)	—	(564)
Dividends paid to minority shareholders of subsidiaries	(191)	(139)	(475)

Net cash (used in) provided by financing activities	(11,130)	13,817	36,007

Effect of exchange rate changes on cash	2,793	(578)	(528)

(Decrease) increase in cash and cash equivalents during the year	(1,954)	2,217	1,818
Cash and cash equivalents, beginning of year	7,332	5,115	3,297

Cash and cash equivalents, end of year	$5,378	$7,332	$5,115

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles

1.    Description of the business

        FirstService Corporation (the "Company") is a provider of property and business services to commercial, residential and institutional customers in the United States and Canada. The Company's operations are conducted through four segments: Residential Property Management, Integrated Security Services, Consumer Services and Business Services.

2.    Summary of significant accounting policies

        The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to goodwill, intangible assets and the collectibility of accounts receivable. Actual results could be materially different from these estimates. Significant accounting policies are summarized as follows:

Basis of consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts are eliminated on consolidation.

Cash and cash equivalents

        Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Inventories

        Inventories are carried at the lower of cost and net realizable value. Cost is determined by the weighted average or first-in, first-out methods. The weighted average and the first-in, first-out methods represent approximately 45% and 55% of total inventories, respectively (2002—30% and 70%). Finished goods and work-in-progress include the cost of materials, direct labor and manufacturing overhead costs.

Fixed assets

        Fixed assets are stated at cost less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Fixed assets are depreciated over their estimated useful lives as follows:

Buildings	5% declining balance and 20 to 40 years straight-line
Vehicles	3 to 10 years straight-line
Furniture and equipment	20% to 30% declining balance and 3 to 10 years straight-line
Computer equipment and software	20% declining balance and 3 to 5 years straight-line
Enterprise system software	5 to 10 years straight-line
Leasehold improvements	term of the leases to a maximum of 10 years

        The Company reviews the carrying value of fixed assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the excess of the carrying amount of the asset over fair value calculated using discounted expected future cash flows.

Financial instruments

        The Company uses interest rate swaps to hedge its interest rate exposure. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings.

Financing fees

        Financing fees related to the revolving credit facility are amortized to interest expense on a straight-line basis over the term of the associated debt. Financing fees related to the senior secured notes are amortized to interest expense using the effective interest method.

Goodwill and intangible assets

        Goodwill and intangible assets are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a business combination and is not subject to amortization.

        Amortizable intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives as follows:

Management contracts and other	over life of contract
Customer lists and relationships	2 to 15 years
Franchise rights	15 to 40 years

        The Company reviews the carrying value of amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the excess of the carrying amount of the asset over fair value calculated using discounted expected future cash flows.

        Goodwill and indefinite-life franchise intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired, in which case the carrying value of the asset is written down to fair value. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any.

Revenue recognition and unearned revenue

(a)    Company-owned services

        Revenues from Residential Property Management, Company-owned Consumer Services, Integrated Security Services and Business Services are recognized at the time the service is rendered or the product is shipped. Revenues from Integrated Security Services installation contracts and Residential Property

Management painting and restoration contracts in process are recognized on the percentage of completion method, generally in the ratio of actual costs to total estimated contract costs, unless the Company cannot reasonably estimate its gross margins in which case the completed contract method is used. Amounts received from customers in advance of services being provided are recorded as unearned revenue when received.

(b)    Franchised services

        The Company's franchised Consumer Services are conducted principally through subsidiaries California Closet Company, Inc., Paul Davis Restoration, Inc., Certa ProPainters Ltd. and College Pro Painters Ltd. Royalties are charged as a percentage of revenues, as defined, where reported by the franchisees except for Certa ProPainters Ltd., where the franchisees are charged either a fixed monthly amount or a percentage of revenues. Revenues from administrative and other support services, as applicable, are recognized as the services are provided.

Advertising costs

        Advertising costs are expensed as incurred except for prepaid direct-response advertising, which is recorded as a current asset and is amortized over the period of expected sales revenue resulting from such advertising.

Foreign currency translation

        Assets and liabilities of the Company's subsidiary operations that are measured in a functional currency other than the U.S. Dollar are translated into U.S. Dollars at the exchange rates prevailing at year-end and revenues and expenses at the weighted average exchange rates for the year. Realized exchange gains and losses are included in earnings. Currency translation adjustments are included in a separate component of shareholders' equity.

Income taxes

        Income taxes have been provided using the asset and liability method whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs. A valuation allowance is recorded when there is uncertainty regarding realization of a deferred income tax asset.

        Income taxes are not provided on the unremitted earnings of U.S. subsidiaries because it has been the practice and is the intention of the Company to reinvest these earnings indefinitely in its U.S. subsidiaries.

Stock-based compensation

        The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock option plan. No compensation expense is recognized when shares or stock options are issued to employees or directors. Any consideration paid on the exercise of stock options is credited to share capital. However, the Company discloses pro forma earnings and earnings per share to reflect compensation costs in accordance with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

3.    Adoption of SFAS 142

        SFAS 142 was adopted effective April 1, 2001. Had the provisions of SFAS 142 been applied for the year ended March 31, 2001, the Company's comparative earnings and earnings per share would be as follows:

	2003	2002	2001
Reported net earnings	$18,836	$17,414	$12,707
Goodwill amortization, net of income taxes	—	—	3,126
Minority interest	—	—	(273)

Adjusted net earnings	$18,836	$17,414	$15,560

Net earnings per share:
Basic
Reported	$1.35	$1.28	$0.97
Goodwill amortization, net of income taxes	—	—	0.24
Minority interest	—	—	(0.02)

Adjusted	$1.35	$1.28	$1.19

Diluted
Reported	$1.30	$1.19	$0.92
Goodwill amortization, net of income taxes	—	—	0.22
Minority interest	—	—	(0.02)

Adjusted	$1.30	$1.19	$1.12

4.    Business acquisitions

2003 acquisitions:

        The Company completed seven small acquisitions during the year, three in Consumer Services and two in each of Residential Property Management and Business Services, which collectively are shown in the Acquisitions column below.

        The Company also acquired minority interests from several shareholders during the year comprised of shares of Herbert A. Watts Ltd. ("Watts"), The Wentworth Group, Inc., American Pool Enterprises, Inc., and BLW, Inc. d/b/a Security Services and Technologies ("SST").

2002 acquisitions:

        In February 2002, an 87.5% owned subsidiary of the Company (DDS Distribution Services Ltd.) acquired 100% of the assets of the Fulfillment Division of Right Choice Services, Inc. ("Right Choice") of Mascoutah, Illinois. Right Choice is a rebate processing and fulfillment business.

        In July 2001, an 80% owned subsidiary of the Company (SST) acquired an 80% voting equity interest of VASEC Virginia Security and Automation, Inc. ("VASEC") of Springfield, Virginia. VASEC is a provider of integrated security services.

        In addition, the Company and its subsidiaries acquired three other businesses and acquired minority shareholdings in two subsidiaries.

        Details of the 2003 acquisitions are as follows:

	2003
	Acquisitions	Purchases of minority shareholders' interests
Current assets	$821	$—
Long-term assets	1,347	—
Current liabilities	(1,389)	—
Long-term liabilities	(942)	(840)
Minority interest	(229)	775

	(392)	(65)

Cash consideration	6,599	6,352

Acquired intangibles	$2,226	$2,064

Acquired goodwill	$4,765	$4,353

Contingent consideration at date of acquisition	$4,074	$1,000

        The purchase price allocations for the 2003 acquisitions have not yet been finalized. They will be finalized during 2004.

        Details of the 2002 acquisitions are as follows:

	2002
	Right Choice	VASEC	Aggregate other
Current assets	$2,212	$841	$441
Long-term assets	219	86	433
Current liabilities	(1,992)	(539)	(1,044)
Long-term liabilities	—	(191)	(2,293)
Minority interest	—	(78)	710

	439	119	(1,753)

Note consideration	—	—	1,720
Cash consideration	3,300	1,700	7,287

Acquired intangibles	$527	$286	$3,084

Acquired goodwill	$2,334	$1,295	$7,676

Contingent consideration at date of acquisition	$3,300	$860	$1,985

        In 2002, the Company finalized the allocation of the purchase price with respect to the March 2001 Watts acquisition. The final adjustment to this purchase equation and the purchase equations on other acquisitions resulted in additional goodwill and accrued liabilities in the amount of $1,860, net of income taxes, principally to reflect costs to restructure operations of one of the acquired Watts subsidiaries. At March 31, 2003, an accrual of $1,667 still exists relating to that acquired subsidiary.

        Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses achieve specified earnings levels during the two- to four-year periods following the dates of acquisition. Such contingent consideration is issued at the expiration of the contingency period. As at

March 31, 2003, there was contingent consideration outstanding of up to $12,700 ($21,300 as at March 31, 2002). The contingencies will expire during the period extending to April 2007. Vendors are entitled to receive interest on contingent consideration issued to them, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 5% to 7%. The contingent consideration will be recorded when the contingencies are resolved and the consideration is issued or becomes issuable, at which time the Company will record the fair value of the consideration issued or issuable, including interest, as additional costs of the acquired businesses. Contingent consideration issued or issuable during the year ended March 31, 2003 was $3,143, net of deferred income tax of $165 (2002—$7,425, net of deferred income tax of $273).

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

        Following are the Company's unaudited pro forma results assuming the 2003 acquisitions and the acquisitions of Right Choice and VASEC occurred on April 1 of the respective year of acquisition. The year immediately prior to the year of each respective acquisition also includes the pro forma results of that respective acquisition.

	2003	2002
	(unaudited)
Pro forma revenue	$556,075	$538,416
Pro forma net earnings	19,462	19,065
Pro forma earnings per share:
Basic	$1.40	$1.41
Diluted	1.34	1.31

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that would have actually resulted had the combinations been in effect at the beginning of each year or of future results of operations.

5.    Unusual item

        During the year, the Company received $4,228 (2002 and 2001—nil) of executive life insurance proceeds upon the deaths of two senior management employees, one in the Business Services segment in the amount of $3,228 and one in Residential Property Management in the amount of $1,000. The amounts received were recorded as reductions of selling, general and administrative costs.

6.    Other income

        In March 2003, the Company sold a 7.5% interest in Paul Davis Restoration, Inc. ("PDR") to two officers of PDR, resulting on a gain on sale of $1,106. In 2002, the Company recorded gains totaling $196 relating to the sale of shares of two subsidiaries (2001—nil).

7.    Components of working capital accounts

	2003	2002
Inventories
Work-in-progress	$6,009	$2,445
Finished goods	4,560	4,642
Supplies and other	4,222	3,143
Small equipment	304	288

	$15,095	$10,518

Prepaids and other
Insurance	$3,108	$2,562
Advertising	2,441	2,467
Transportation	1,248	234
Security deposits	1,129	1,216
Other	5,691	5,681

	$13,617	$12,160

Accrued liabilities
Accrued payroll and benefits	$16,707	$15,360
Customer advances	10,663	14,838
Costs to restructure operations of acquired subsidiary	1,667	2,089
Other	5,233	5,982

	$34,270	$38,269

        During the year, the Company incurred $1,904 of severances and related costs in its Business Services segment as part of a plan to reduce overheads and more aggressively realize synergies within the segment. Of this amount, $1,124 remained unpaid at March 31, 2003 and was included in accrued payroll and benefits within accrued liabilities. The expected date of completion of the plan is September 2003.

8.    Other receivables

        Other receivables are comprised of:

  (a)
  $2,578 (2002—$1,426) of secured interest and non-interest bearing loans due from minority shareholders of four (2002—four) subsidiaries.

  (b)
  $1,347 (2002—$1,682) of long-term receivables, certain of which are interest bearing, relating to painting, restoration and integrated security systems installation projects conducted by the Residential Property Management and Integrated Security Services segments; and

  (c)
  $1,914 (2002—$1,800) of interest bearing franchise fees receivable from franchisees in the Consumer Services segment.

9.    Fixed assets and other assets

	Cost	Accumulated depreciation/ Amortization	Net 2003
2003
Fixed assets
Land	$2,234	$—	$2,234
Buildings	7,228	1,156	6,072
Vehicles	16,788	10,182	6,606
Furniture and equipment	36,345	23,112	13,233
Computer equipment and software	24,835	14,397	10,438
Enterprise system software	4,549	2,402	2,147
Leasehold improvements	11,612	5,742	5,870

Total	$103,591	$56,991	$46,600

Other assets
Investments	$756	$—	$756
Financing fees	3,119	1,098	2,021

Total	$3,875	$1,098	$2,777

	Cost	Accumulated depreciation/ Amortization	Net 2002
2002
Fixed assets
Land	$2,209	$—	$2,209
Buildings	6,790	834	5,956
Vehicles	15,153	9,169	5,984
Furniture and equipment	33,430	19,476	13,954
Computer equipment and software	20,349	11,184	9,165
Enterprise system software	4,377	1,669	2,708
Leasehold improvements	10,034	4,643	5,391

Total	$92,342	$46,975	$45,367

Other assets
Funds held in trust	$1,892	$—	$1,892
Investments	850	—	850
Financing fees	3,030	361	2,669

Total	$5,772	$361	$5,411

        Included in fixed assets are vehicles under capital lease at a cost of $5,846 (2002—$5,697) with a net book value of $3,130 (2002—$2,542), furniture and equipment under capital lease at a cost of $882 (2002—$743) and net book value of $497 (2002—$435) and computer equipment and software under capital lease at a cost of $822 (2002—$757) with a net book value of $393 (2002—$604).

10.    Intangible assets

	Gross carrying amount	Accumulated amortization	Net 2003
2003
Amortized intangible assets
Management contracts and other	$2,085	$1,067	$1,018
Customer lists and relationships	6,506	1,122	5,384
Franchise rights	3,247	654	2,593

	11,838	2,843	8,995

Indefinite-life franchise intangible assets
Trademarks and trade names	11,327	—	11,327
Franchise rights	13,217	—	13,217

	24,544	—	24,544

	$36,382	$2,843	$33,539

	Gross carrying amount	Accumulated amortization	Net 2002
2002
Amortized intangible assets
Management contracts and other	$2,376	$1,639	$737
Customer lists and relationships	2,536	733	1,803
Franchise rights	2,653	315	2,338

	7,565	2,687	4,878

Indefinite-life franchise intangible assets
Trademarks and trade names	11,327	—	11,327
Franchise rights	13,217	—	13,217

	24,544	—	24,544

	$32,109	$2,687	$29,422

        During the year ended March 31, 2003, the company acquired the following intangible assets:

	Amount	Weighted average amortization period in years
Amortized intangible assets
Management contracts and other	$259	12
Customer lists and relationships	4,407	10
Franchise rights	392	12

	$5,058	10

        The following is the estimated annual amortization expense for each of the next five years ending March 31:

2004	$1,278
2005	1,019
2006	810
2007	810
2008	595

11.    Goodwill

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Balance, April 1, 2001	$48,268	$21,774	$14,968	$45,654	$—	$130,664
Goodwill resulting from adjustments to purchase price allocations	101	(166)	(255)	2,180	—	1,860
Goodwill resulting from contingent acquisition payments	3,363	1,853	—	2,209	—	7,425
Goodwill resulting from purchases of minority shareholders' interests	2,143	—	2,056	—	—	4,199
Goodwill acquired during year	1,608	1,351	1,775	2,372	—	7,106

Balance, March 31, 2002	55,483	24,812	18,544	52,415	—	151,254

Goodwill resulting from adjustments to purchase price allocations	(238)	69	(143)	19	—	(293)
Goodwill resulting from contingent acquisition payments	1,450	1,693	—	—	—	3,143
Goodwill resulting from purchases of minority shareholders' interests	3,013	380	—	960	—	4,353
Goodwill acquired during year	2,557	—	2,208	—	—	4,765
Foreign exchange	—	34	149	1,205	—	1,388

Balance, March 31, 2003	$62,265	$26,988	$20,758	$54,599	$—	$164,610

12.    Long-term debt

	2003	2002
Revolving credit facility of $140,000 U.S., of which up to $40,000 U.S. may be drawn in Canadian funds, $14,000 U.S. due June 24, 2005 and the balance due June 24, 2006	$52,026	$56,160
8.06% Senior Secured Notes due June 29, 2011	100,000	100,000
Adjustment to Senior Secured Notes resulting from interest rate swaps	6,279	(2,070)
Capital leases bearing interest ranging from 5% to 10%, maturing at various dates through 2007	3,478	3,132
Other long-term debt bearing interest primarily at 8%, maturing at various dates through 2008	3,136	8,389

	164,919	165,611
Less: current portion	3,030	7,193

	$161,889	$158,418

        The revolving credit facility at March 31, 2003 is comprised of borrowings of $35,281 U.S. and $24,578 Cdn. ($16,745 U.S.) (2002—$44,681 U.S. and $18,300 Cdn. ($11,479 U.S.)).

        Included in capital leases at March 31, 2003 and 2002 are obligations in Canadian dollars of $2,478 ($1,689 U.S.) and $2,263 ($1,420 U.S.), respectively. Included in other long-term debt at March 31, 2003 and 2002 are obligations in Canadian dollars of $1,569 ($1,069 U.S.) and $6,202 ($3,891 U.S.), respectively.

        At March 31, 2003, the estimated aggregate amount of principal repayments on long-term debt required in each of the next five fiscal years and thereafter to meet the retirement provisions are as follows:

2004	$3,030
2005	1,720
2006	29,815
2007	52,590
2008	14,343
Thereafter	57,142

        The Company's amended and restated credit agreement provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on May 7, 2003. The Credit Facility bears interest at 1.50% to 3.00% over floating reference rates, depending on certain leverage ratios. The average interest rate during fiscal 2003 was 3.90%. At March 31, 2003, the Company had drawn $52,026 on the Credit Facility, had outstanding letters of credit in the amount of $4,436 and had $83,538 of available un-drawn credit.

        The Company has outstanding $100,000 of ten-year 8.06% fixed-rate Senior Secured Notes (the "Notes"). The Notes have a final maturity of June 29, 2011, with seven equal annual principal repayments beginning on June 29, 2005, resulting in a seven-year average life. The Company has indemnified the holders of the Notes from all taxes that are or may become applicable to any payments made by the Company on the Notes. The Company has two interest rate swap agreements related to the Notes. See note 17 for hedge accounting.

        The Credit Facility and the Notes rank equally in terms of seniority. The Company has granted these lenders collateral including the following: an interest in all of the assets of the Company including the shares of the Company's subsidiaries, an assignment of material contracts and an assignment of the Company's "call rights" with respect to shares of the subsidiaries held by minority interests.

        The covenants and other limitations within the Credit Facility and the Notes agreement are substantially the same. The covenants require the Company to maintain certain ratios including leverage, fixed charge coverage, interest coverage and net worth. The Company is prohibited from undertaking certain mergers, acquisitions and dispositions without prior approval.

13.    Capital stock

        The authorized capital stock of the Company is as follows:

        An unlimited number of preference shares, issuable in series;
An unlimited number of Subordinate Voting Shares having one vote per share; and
An unlimited number of Multiple Voting Shares having 20 votes per share, convertible at any time into Subordinate Voting Shares at a rate of one Subordinate Voting Share for each Multiple Voting Share outstanding.

        The following table provides a summary of total capital stock:

	Subordinate Voting Shares		Multiple Voting Shares
						Total Amount
	Number	Amount	Number	Amount	Total Number
Balance, March 31, 2001	12,505,393	$54,490	662,847	$373	13,168,240	$54,863
Balance, March 31, 2002	13,112,418	57,339	662,847	373	13,775,265	57,712
Balance, March 31, 2003	13,501,343	60,198	662,847	373	14,164,190	60,571

        During the year, the Company repurchased 32,700 (2002—nil; 2001—49,500) Subordinate Voting Shares under a Normal Course Issuer Bid filed with the Toronto Stock Exchange, which allows the Company to repurchase up to 5% of its outstanding shares on the open market during a twelve-month period.

        The Company has $2,434 ($3,439 Cdn.) (2002—$2,630 ($3,714 Cdn.)) of interest bearing loans related to the purchase of 387,500 Subordinate Voting Shares (2002—412,500 shares). The loans, which are collateralized by the shares issued, have a five- or ten-year term from the grant date, however, they are open for repayment at any time. The maturities of these loans are as follows, for the years ending March 31:

2004	$286
2005	—
2006	—
2007	916
2008	467
2009	765

$2,434

        The Company has a stock option plan for officers, key full-time employees and directors of the Company and its subsidiaries. Options are granted at the market price for the underlying shares on the date of grant. Each option vests over a four-year term and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share. Options are exercisable in either U.S. or Canadian Dollars. At March 31, 2003, there were 1,782,990 options outstanding to 54 individuals at prices ranging from $9.24 to $23.14 ($14.25 to $36.89 Cdn.) per share, expiring on various dates through February 2008. At March 31, 2003, there were 54,030 options available for future grants.

        The number of Subordinate Voting Shares issuable under options and the average option prices per share are as follows:

	Shares issuable under options			Weighted average price per share ($U.S.)
	2003	2002	2001	2003	2002	2001
Shares issuable under options—Beginning of year	2,119,115	2,119,640	1,879,200	$13.20	$8.57	$8.02
Granted	101,500	625,000	419,790	15.58	20.93	12.69
Exercised for cash	(421,625)	(607,025)	(158,850)	7.41	4.70	3.69
Expired or forfeited	(16,000)	(18,500)	(20,500)	19.00	7.25	10.28

Shares issuable under options—End of year	1,782,990	2,119,115	2,119,640	$15.95	$13.20	$8.57

Options exercisable— End of year	876,506	925,498	1,117,624

	Weighted average price per share ($Cdn.)
	2003	2002	2001
Shares issuable under options—Beginning of year	$21.05	$13.52	$11.62
Granted	24.14	32.77	19.08
Exercised for cash	11.48	7.35	5.55
Expired or forfeited	29.43	11.35	15.46

Shares issuable under options—End of year	$23.41	$21.05	$13.52

        The weighted average fair value of options granted in 2003, 2002 and 2001 was $5.10 ($7.90 Cdn.), $6.59 ($10.31 Cdn.) and $4.84 ($7.28 Cdn.) per share, respectively.

        The options outstanding as at March 31, 2003 to purchase Subordinate Voting Shares are as follows:

	Options outstanding			Options exercisable
Range of exercise prices ($U.S.)	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($U.S.)	Number exercisable	Weighted average exercise price ($U.S.)
$9.24 to $11.68	574,165	1.72	$11.10	371,156	$11.08
$11.96 to $14.62	564,825	2.25	13.45	349,450	13.15
$15.70 to $23.14	644,000	3.56	22.46	155,900	22.41

	1,782,990	2.50	$15.95	876,506	$13.92

	Options outstanding			Options exercisable
Range of exercise prices ($U.S.)	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($U.S.)	Number exercisable	Weighted average exercise price ($U.S.)
$14.25 to $17.25	574,165	1.72	$16.29	371,156	$16.27
$18.00 to $22.50	564,825	2.25	19.75	349,450	19.30
$25.00 to $36.89	644,000	3.56	32.97	155,900	32.89

	1,782,990	2.50	$23.41	876,506	$20.43

        SFAS 123 requires pro forma disclosures of earnings and earnings per share as if the fair value method of accounting for employee stock options had been applied. Compensation cost is based on the fair value of the award using the Black-Scholes option pricing model. The disclosures in the table below show the company's earnings and earnings per share after including the effect of the compensation cost.

	2003	2002	2001
Pro forma net earnings	$16,657	$16,270	$11,737
Pro forma net earnings per share:
Basic	$1.20	$1.20	$0.90
Diluted	1.15	1.11	0.85
Assumptions:
Risk-free interest rate	4.5%	5.0%	5.5%
Expected life in years	4.4	4.0	4.5
Volatility	30%	30%	35%
Dividend yield	0.0%	0.0%	0.0%

14.    Income taxes

        Income taxes differ from the amounts that would be obtained by applying the statutory rate to the respective years' earnings before taxes. These differences result from the following items:

	2003	2002	2001
Income tax expense using combined statutory rates of approximately 40% (2002—41%; 2001—44%)	$12,270	$13,127	$11,509
Non-deductible expenses:
Amortization of goodwill and intangibles	—	—	1,085
Loss not tax effected	—	443	—
Other	735	250	210
Non-taxable proceeds of life insurance policies	(1,691)	—	—
Foreign tax rate reduction	(2,720)	(3,043)	(2,340)

Provision for income taxes as reported	$8,594	$10,777	$10,464

        Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

	2003	2002	2001
Canada	$15,180	$12,537	$7,494
United States	15,494	19,515	18,665

Total	$30,674	$32,052	$26,159

        The provision for income taxes comprises the following:

	2003	2002	2001
Current
Canada	$2,212	$3,426	$2,664
United States	5,129	6,862	6,744

	7,341	10,288	9,408

Deferred
Canada	585	(1,130)	633
United States	668	1,619	423

	1,253	489	1,056

Total	$8,594	$10,777	$10,464

        The significant components of deferred income taxes are as follows:

	2003	2002
Deferred income tax assets
Expenses not currently deductible	$900	$1,100
Provision for doubtful accounts	410	507
Inventory and other reserves	350	427
Loss carry-forwards	1,251	1,509

	2,911	3,543

Deferred income tax liabilities
Depreciation and amortization	10,150	6,919
Prepaid and other expenses deducted for tax purposes	865	583
Financing fees	1,328	962

	12,343	8,464

Net deferred income tax liability	$(9,432)	$(4,921)

        Cumulative undistributed earnings of U.S. subsidiaries approximated $40,950 as at March 31, 2003 (2002—$31,699).

15.    Shares outstanding for earnings per share calculations

	2003	2002	2001
Shares issued and outstanding at beginning of year	13,775,265	13,168,240	12,989,530
Weighted average number of shares:
Issued in the year	148,141	397,077	117,728
Repurchased in the year	(2,346)	—	(33,396)

Weighted average number of shares used in computing basic earnings per share	13,921,060	13,565,317	13,073,862
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	576,485	1,034,551	767,134

Number of shares used in computing diluted earnings per share	14,497,545	14,599,868	13,840,996

16.    Other supplemental information

	2003	2002	2001
Products and services segmentation
Revenue
Products	$96,219	$75,337	$54,091
Services	446,473	437,352	370,083

Total	542,692	512,689	424,174

Cost of revenue
Products	$57,633	$46,060	$36,557
Services	314,370	297,355	247,917

Total	372,003	343,415	284,474

Franchised operations
Revenue	$57,497	$54,173	$55,661

Operating earnings	11,121	9,283	7,999

Initial franchise fee revenue	3,822	2,951	4,157

Cash payments made during the year
Income taxes	$7,667	$10,649	$4,308

Interest	7,916	9,633	9,616

Non-cash financing activities
Increases in capital lease obligations	$1,565	$1,965	$1,170

Issuance of Subordinate Voting Shares to acquire minority interest	—	—	649

Depreciation and amortization expense
Fixed assets	$12,369	$11,394	$7,708
Goodwill	—	—	3,402
Intangible assets	1,248	685	819

	$13,617	$12,079	$11,929

Other expenses
Advertising expense	$12,066	$9,582	$8,264

Rent expense	14,756	13,943	10,599

        The foreign currency translation adjustment for the year ended March 31, 2003 is net of current income taxes of nil on realized exchange gains for income tax purposes (2002—nil) (2001—$444).

17.    Financial instruments

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

        The Company has entered into two interest rate swap agreements to exchange the fixed rate on its 8.06% Notes for variable rates. The first swap, entered into in December 2001, has a notional value of $75,000 and a variable interest rate of LIBOR + 250.5 basis points. The second swap, entered into in October 2002, has a notional value of $25,000 and a variable interest rate of LIBOR + 445 basis points. The terms of the swaps match the term of the Notes with a maturity of June 29, 2011. The swaps are being accounted for as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. The fair values of the swaps are determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair value of the swaps fluctuates and at March 31, 2003, the fair values represented a gain of $6,279 (2002—a loss of $2,070).

Fair values of financial instruments

        The carrying amounts for cash and cash equivalents, funds held in trust, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments, unless otherwise indicated.

	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
Other receivables	$5,839	$5,784	$4,908	$4,829
Long-term debt including current portion	158,640	166,892	165,611	168,941
Interest rate swaps	6,279	6,279	(2,070)	(2,070)

18.    Commitments and contingencies

(a)    Lease commitments

        Minimum operating lease payments are as follows:

Year ending March 31
2004	$16,585
2005	14,589
2006	11,183
2007	8,580
2008	7,831
Thereafter	12,296

(b)    Shareholder agreements

        The Company has shareholder agreements with the minority owners of its subsidiaries. These agreements allow the Company to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation, and amortization paid by the Company for the original acquisition. The minority owners may also "put" their interest to the Company at the same price subject to certain limitations. The purchase price may, at the option of the Company, be paid primarily in Subordinate Voting Shares. Acquisitions of these minority interests would be accounted for using the purchase method. The total obligation if all call or put options were exercised at March 31, 2003 was approximately $26,000 (2002—$30,000). The acquisition of all outstanding minority interests would materially increase net earnings.

(c)    Contingencies

        The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its financial condition or operations.

(d)    Guarantee

        In connection with a contract, the Company has assumed risks associated with work to be performed by a third party. In the unlikely event of non-performance by the third party, the maximum exposure to the Company would be $6,813.

19.    Related party transactions

        During the year, the Company paid $847 (2002—$465) in rent to entities controlled by an officer and a director of the Company. In addition, the Company paid $853 (2002—$648) in rent to minority shareholders of subsidiaries. The transactions were completed at market rates.

20.    Segmented information

  Operating segments

        The Company has four reportable operating segments. The segments are grouped with reference to the types of services provided and the types of clients that use those services. The Company assesses each segment's performance based on operating earnings or operating earnings before depreciation and amortization. Residential Property Management provides property management, maintenance, landscaping, painting and restoration and other services to residential community associations in the United States. Integrated Security Services provides security systems installation, maintenance, monitoring and manpower to primarily commercial customers in Canada and the United States. Consumer Services provides franchised and Company-owned property services to consumers in the United States and Canada. Business Services provides customer support and fulfillment and business process outsourcing services to corporate and institutional clients in Canada and the United States. Corporate includes the costs of operating the Company's headquarters.

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
2003
Revenues	$214,965	$107,548	$93,417	$126,373	$389	$542,692

Depreciation and amortization	4,089	1,502	2,256	5,620	150	13,617

Operating earnings	10,531	5,834	14,166	14,153	(4,978)	39,706

Interest expense						(9,032)
Income taxes						(8,594)
Minority interest						(3,244)

Net earnings						$18,836

Total assets	$107,998	$64,803	$77,021	$117,432	$14,875	$382,129

Total additions to long-lived assets	$10,991	$3,942	$7,749	$7,781	$41	$30,504

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
2002
Revenues	$205,376	$95,507	$83,964	$127,478	$364	$512,689

Depreciation and amortization	3,716	1,377	1,906	4,964	116	12,079

Operating earnings	15,118	5,158	11,940	17,412	(4,585)	45,043

Interest expense						(12,991)
Income taxes						(10,777)
Minority interest						(3,861)

Net earnings						$17,414

Total assets	$106,268	$57,515	$69,336	$117,874	$7,212	$358,205

Total additions to long-lived assets	$13,237	$5,154	$8,984	$13,365	$478	$41,218

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
2001

Revenues	$181,730	$81,007	$78,838	$82,346	$253	$424,174

Depreciation and amortization	4,505	1,371	2,555	3,397	101	11,929

Operating earnings	13,546	4,654	9,947	12,491	(4,712)	35,926

Interest expense						(9,767)
Income taxes						(10,464)
Minority interest						(2,988)

Net earnings						$12,707

Total assets	$84,332	$42,033	$55,295	$124,580	$7,420	$313,660

Total additions to long- lived assets	$15,652	$10,194	$8,535	$25,796	$—	$60,177

Geographic segments

        Revenues in each geographic segment are reported by customer location.

	2003	2002	2001
Canada
Revenues	$169,135	$168,669	$119,372

Total long-lived assets	$68,710	$53,082	$49,651

United States
Revenues	$373,557	$344,020	$304,802

Total long-lived assets	$176,039	$172,961	$147,311

Consolidated
Revenues	$542,692	$512,689	$424,174

Total long-lived assets	$244,749	$226,043	$196,962

21.    Comparative amounts

        Certain comparative amounts in the consolidated balance sheets and notes to the consolidated financial statements have been reclassified to conform with the current year's presentation.

22.    Impact of recently issued accounting standards

        In April 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of this standard did not have a material impact on results of operations or financial condition.

        In April 2002, FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002. Among other changes, this new standard impacts the reporting of gains and losses from extinguishment of debt and accounting for leases, and is effective for the Company's fiscal year beginning April 1, 2003. The Company implemented this standard effective for the year ended March 31, 2003. The impact of the change was to eliminate the Company's 2002 extraordinary loss on the early retirement of debt of $797, net of income tax benefit of $578, and report instead increased interest expense of $1,375 and a reduction of income tax expense of $578.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This statement requires recording costs associated with such activities at their fair values when a liability has been incurred. Previously, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is effective for such activities initiated after December 31, 2002. The adoption of this standard had no impact on the results of operations.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34) ("FIN 45") was issued. FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45's provisions for initial recognition and measurement were effective for guarantees issued or modified by the Company after December 31, 2002, and disclosure requirements were effective for financial statements issued after December 15, 2002. The impact of the adoption of FIN 45 was not material.

        In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as amended disclosure requirements in annual and interim financial statements. The standard is effective for the Company's annual financial statements for the year ended March 31, 2003. The adoption of this standard did not impact results of operations or financial condition as the Company elected to continue to account for its stock option plan in accordance with APB 25.

        In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46") was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities having certain characteristics and applies immediately to variable interest entities created after January 31, 2003. The adoption of FIN 46 had no impact on the Company's results of operations or financial condition.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The Directors of the Company stand for re-election each year. The Directors as at May 9, 2003 were as follows:

Name	Age	Present position and tenure	Business experience during last five years
David R. Beatty*	61	Director since May 2001	Corporate Director; Director of Clarkson Center for Business Ethics
Brendan Calder*	56	Director since 1996	Entrepreneur in Residence,
Rotman School of Management,
University of Toronto; Corporate Director;
			Former Chairman and Chief Executive Officer, CIBC Mortgages Inc. (subsidiary of a Canadian chartered bank)
Peter F. Cohen*	50	Director since 1990	President, Dawsco Group (Ontario-based real estate and investment company); Former Chairman and Chief Executive Officer, Centrefund Realty Corp. (Canadian publicly traded real estate company)
Jay S. Hennick	46	President, Chief Executive Officer and Director	President and Chief Executive Officer
Samuel Hennick	72	Director since 1993	Chairman and Chief Executive Officer, Stargems Inc. (Ontario-based jewellery manufacturer)
Steven Rogers	47	Director since 1989	President and Chief Executive Officer, The Franchise Company, Inc. (subsidiary of FirstService)

*
"Independent" director as defined in Section 301 of Sarbanes-Oxley Act.

        Michael H. Appleton resigned from his position as Director on February 26, 2003, but continues to serve the Company in the capacity of Secretary. Brent S. Belzberg resigned his directorship on April 17, 2003. Samuel Hennick is the father of Jay S. Hennick. Samuel Hennick will not stand for re-election to the Board.

Audit Committee

        The Audit Committee is composed of three non-management members. The committee reviews the quarterly and annual consolidated financial statements intended for circulation among shareholders and reports upon these to the Board. In addition, the Board may refer to the Audit Committee on other matters and questions relating to the financial position of the Company. The Audit Committee members are Messrs. Beatty, Calder and Cohen.

Compensation Committee

        The Compensation Committee is composed of three non-management members and makes recommendations to the Board on, among other things, the compensation of the CEO including grants of options under the Company's stock option plan to the CEO. The Compensation Committee members are Messrs. Beatty, Calder and Cohen.

Directors' compensation

        During Fiscal 2003, each Director who was not a full-time employee of the Company or any of its subsidiaries received an annual retainer of $2,600 plus a fee equal to $480 for each meeting of the Board of Directors or Committee thereof attended by such Director in person and $225 for each meeting held by telephone. During Fiscal 2003, the Company paid the Directors aggregate fees totaling $21,000.

        In addition, directors receive stock option grants under the Company's stock option plan. During Fiscal 2003, the following Directors were granted options: Mr. Cohen—5,000, Mr. Samuel Hennick—15,000 and Mr. Rogers—14,000.

Executive officers

        The following shows the names and ages, as at May 9, 2003, of the present executive officers of the Registrant, all positions presently held by each officer, and the year each person became an officer. The executive officers do not have a fixed term of office.

Name	Age	Present position with the Company	First became an officer
Jay S. Hennick	46	President, Chief Executive Officer and Director	1988
D. Scott Patterson	42	Executive VP of the Company and President of the Business Services Group	1995
John B. Friedrichsen	41	Senior Vice President, and Chief Financial Officer	1998
Timothy J. Greener	51	Senior Vice President, Integration	1996
Roman Kocur	42	Vice President, Acquisitions	2003
Douglas G. Cooke	43	Corporate Controller and Treasurer	1995

        Mr. Hennick is the founder of the Company and has been President and Chief Executive Officer since its inception.

        Mr. Patterson was Senior Vice President and Chief Financial Officer from February 1995 to September 2002. Effective September 2002, he assumed his present position. Mr. Patterson is a Chartered Accountant.

        Mr. Greener was president of a subsidiary of the Company until October 1996, at which time he assumed his present position.

        Mr. Friedrichsen was Vice President, Corporate Finance with Ernst & Young Corporate Finance Inc. prior to becoming Vice President, Acquisitions in January 1998. Mr. Friedrichsen assumed the role of Senior Vice President and Chief Financial Officer effective September 2002. Mr. Friedrichsen is a Chartered Accountant.

        Mr. Kocur has held senior level acquisitions and finance positions with major Canadian companies and is a Chartered Accountant. Mr. Kocur joined the Company in February 2003.

        Mr. Cooke has held his current position since June 1995. Mr. Cooke is a Chartered Accountant.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth all compensation awarded to, earned by, or paid to the CEO and the four next most highly compensated executive officers in respect of Fiscal 2003. Each of the listed persons held the office indicated on the table on March 31, 2003.

Long term compensation
Summary compensation table
		Annual compensation				Awards		Payouts
Name and principal position	Fiscal year	Salary ($ US)	Bonus ($ US)		Other annual compensation ($ US)	Restricted stock awards ($ US)	Securities underlying options (#)	LTIP payouts ($ US)	All other compensation ($ US)
Jay S. Hennick, President and Chief Executive Officer	2003 2002 2001	$715,000 495,000 475,400	$	— 433,700 660,000	— — —	— — —	— 200,000 62,100	- — —	— — —
D. Scott Patterson, Executive VP of the Company and President of Business Services Group	2003 2002 2001	210,000 159,600 146,300		— 92,700 203,200	— — —	— — —	— 50,000 81,150	— — —	— — —
John B. Friedrichsen, Senior Vice President, and Chief Financial Officer	2003 2002 2001	165,000 118,200 109,700		— 52,000 91,400	— — —	— — —	— 40,000 60,770	— — —	— — —
Timothy J. Greener, Senior Vice President, Integration	2003 2002 2001	210,000 190,000 180,000		— 83,600 220,000	— — —	— — —	— 40,000 37,460	— — —	— — —
Douglas G. Cooke, Corporate Controller & Treasurer	2003 2002 2001	93,600 86,300 86,400		— 15,500 30,000	— — —	— — —	— 10,000 18,310	— — —	— — —

        There were no stock options granted to the executive officers during Fiscal 2003.

        The following table summarizes the exercises of stock options during Fiscal 2003 by the executive officers and the number of, and the spread on, unexercised options held by such officers on March 31, 2003.

Aggregated option exercises in Fiscal 2003 and year-end option values			Number of securities underlying unexercised options at March 31, 2003 (#)	Value of unexercised in-the-money options at March 31, 2003 ($ US)
Name	Shares acquired on exercise (#)	Value realized ($ US)	Exercisable / Unexercisable	Exercisable / Unexercisable
Jay S. Hennick	150,000	$1,461,400	257,945 / 229,155	$13,300 / $16,300
D. Scott Patterson	75,000	730,700	139,018 / 104,633	6,700 / 8,200
John B. Friedrichsen	10,000	97,400	87,347 / 78,424	4,500 / 5,500
Timothy J. Greener	25,000	243,500	59,357 / 59,103	2,700 / 3,300
Douglas G. Cooke	10,000	97,400	26,240 / 22,071	1,800 / 2,200

Employment agreement

        The Company has an employment agreement with Jay S. Hennick, the President and CEO of the Company, made as of April 1, 1998 having a term of five years, with one-year renewals at the option of

Mr. Hennick. In the event of a change of control of the Company, or in the event the Company terminates Mr. Hennick's employment without cause, Mr. Hennick will be entitled to:

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

Compensation Committee insider participation

        The Directors who served on the Compensation Committee during Fiscal 2003 were Messrs. Appleton, Beatty, Calder and Cohen. Mr. Appleton resigned as a member of the Compensation Committee in February 2003. None of the persons who served as members of the Compensation Committee in Fiscal 2003 was an officer or employee of the Company or any of its subsidiaries during Fiscal 2003 and none of such persons was formerly an officer of the Company or any of its subsidiaries.

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

Annual bonus incentive

        Annual cash bonus incentive awards are earned based entirely on a formula that relates to earnings per share growth of the Company over the previous year, after adjusting for extraordinary and unusual items. No bonuses are paid to executives if earnings per share growth is less than a predetermined percentage. This form of annual bonus incentive establishes a direct link between executive compensation and the Company's operating performance relative to the prior year.

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

Signed by the members of the Compensation Committee:

/s/ DAVID R. BEATTY	/s/ BRENDAN CALDER	/s/ PETER F. COHEN

Performance graph

        The following graph compares the five-year cumulative total return to shareholders of the Company with the five-year cumulative total return of the Russell 2000 Index and The ServiceMaster Company.

Comparison of five year cumulative total return on $100 invested among
FirstService Corporation, the Russell 2000 Index and The ServiceMaster Company

*
$100.00 invested on March 31, 1998 in stock or index, assuming reinvestment of dividends.

As at March 31	1998	1999	2000	2001	2002	2003
FirstService Corporation	$100.00	$104.98	$88.67	$126.61	$178.05	$89.31
Russell 2000 Index	100.00	82.72	112.15	93.73	105.36	75.84
The ServiceMaster Company	100.00	120.52	67.77	69.33	86.70	64.41

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial shareholders of more than 5% of any class of shares known to the Registrant as of May 9, 2003.

Name of class	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of class owned
Multiple Voting Shares	Jay S. Hennick 1140 Bay Street Suite 4000 Toronto, Ontario M5S 2B4	662,847	100.0%
Subordinate Voting Shares	AIM Funds Management Inc. 5140 Yonge Street, Suite 900 Toronto, Ontario M2N 6X7	1,374,300	10.2%
	Kornitzer Capital Management, Inc. 5420 West 61st Place Shawnee Mission, KS 66205	737,150	5.5%
	Jay S. Hennick 1140 Bay Street Suite 4000 Toronto, Ontario M5S 2B4	725,887	5.4%
	William Blair & Co., Inc. 222 West Adams Street Chicago, IL 60606	693,606	5.1%

        The table below sets forth, as of May 9, 2003, the beneficial ownership of the Company's shares with respect to the Company's directors, executive officers and the Company's directors and executive officers as a group.

Name of class	Name of beneficial owner	Number of shares beneficially owned	Exercisable options	Percentage of class owned(1)
Multiple Voting Shares	Jay S. Hennick	662,847	—	100.0%
Subordinate Voting Shares	David R. Beatty	6,500	11,250	0.1%
	Brendan Calder	7,100	6,250	0.0%
	Peter F. Cohen	100,000	5,500	0.8%
	Douglas G. Cooke	30,500	26,240	0.4%
	John B. Friedrichsen	40,000	87,347	0.9%
	Timothy J. Greener	149,963	59,357	1.6%
	Jay S. Hennick	725,887	257,945	7.3%
	Roman Kocur	—	2,000	0.0%
	D. Scott Patterson	130,100	139,018	2.0%
	Steven Rogers	96,485	34,500	1.0%
	Samuel Hennick	145,000	6,000	1.1%
	All directors and executive officers as a group (11 persons)	1,431,535	635,407	15.3%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of management

        Executive officers were indebted to the Company in connection with the purchase of the Company's Subordinate Voting Shares. This indebtedness is secured by the Subordinate Voting Shares acquired. The indebtedness has a five to ten year term from the grant date, is interest bearing and is open for repayment at any time. The following table lists the indebtedness of each executive officer:

Name	Largest amount outstanding during Fiscal 2003 ($ US)	Amount outstanding as at May 9, 2003 ($ US)	Financially assisted securities purchases during Fiscal 2003	Number of Subordinate Voting Shares held in trust by Company as security for indebtedness
Jay S. Hennick	$2,148,400	$2,148,400	—	365,000
D. Scott Patterson	—	—	—	—
Timothy J. Greener	127,500	127,500	—	10,000
John B. Friedrichsen	283,200	126,400	—	10,000
Douglas G. Cooke	70,800	31,600	—	2,500

        No executive officer had any other indebtedness to the Company during the year.

ITEM 14.    CONTROLS AND PROCEDURES

  a)
  Evaluation of disclosure controls and procedures.    The Company's CEO and CFO have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days before the filing of this annual report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

  b)
  Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including corrective actions.

  c)
  Limitations on the effectiveness of controls.    FirstService's management, including the CEO and CFO, does not expect that the Company's disclosure controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial statements, schedules and exhibits

1.
Financial statements

        The documents listed below are included herein under Part II and are also contained in the FirstService Annual Report to Shareholders for 2003:

  •
  Report of Independent Accountants;

  •
  Consolidated Statements of Earnings for the three years ended March 31, 2003, 2002 and 2001;

  •
  Consolidated Balance Sheets as at March 31, 2003 and 2002;

  •
  Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2003, 2002 and 2001;

  •
  Consolidated Statements of Cash Flows for the three years ended March 31, 2003, 2002 and 2001; and

  •
  Notes to the Consolidated Financial Statements.

2.
Financial statement schedules

•
Included in Part IV of this report: Schedule II—Valuation and Qualifying Accounts

3.
Exhibits

        Included in Part IV of this report:

  •
  List of Exhibits

  •
  Exhibit 21—Subsidiaries of the Registrant

(b)   Reports on Form 8-K filed during the last quarter of Fiscal 2003

        None.

FIRSTSERVICE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands of U.S. Dollars)

	Balance at beginning of year	Additions charged to bad debt expense	Additions from acquisitions of businesses	Deductions due to write-offs of uncollectible accounts	Balance at end of year
Allowance for doubtful accounts receivable (current):
Year ended March 31, 2003	$4,084	3,764	—	(2,505)	$5,343
Year ended March 31, 2002	$4,123	2,040	—	(2,079)	$4,084

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

FIRSTSERVICE CORPORATION Registrant
May 13, 2003	/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

Name	Title	Date

/s/ JAY S. HENNICK Jay S. Hennick	President, Chief Executive Officer and Director (Principal executive officer)	May 13, 2003
/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	May 13, 2003
/s/ DAVID R. BEATTY David R. Beatty	Director	May 13, 2003
/s/ BRENDAN CALDER Brendan Calder	Director	May 13, 2003
/s/ PETER F. COHEN Peter F. Cohen	Director	May 13, 2003
/s/ SAMUEL HENNICK Samuel Hennick	Director	May 13, 2003
/s/ STEVEN ROGERS Steven Rogers	Director	May 13, 2003

CERTIFICATION

I, Jay S. Hennick, certify that:

1.
I have reviewed this annual report on Form 10-K of FirstService Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer

CERTIFICATION

I, John B. Friedrichsen, certify that:

1.
I have reviewed this annual report on Form 10-K of FirstService Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

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
10.5	Note and Guarantee Agreement—$100 million U.S. 8.06% Guaranteed Senior Secured Notes due 2011. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.
21	Subsidiaries of FirstService Corporation. Included herein.
99.1-99.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

FIRSTSERVICE CORPORATION Annual Report on Form 10-K March 31, 2003
INDEX
PART I
PART II
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
FIRSTSERVICE CORPORATION CONSOLIDATED STATEMENTS OF EARNINGS (in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles
FIRSTSERVICE CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands of U.S. Dollars)—in accordance with United States generally accepted accounting principles
FIRSTSERVICE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands of U.S. Dollars)—in accordance with United States generally accepted accounting principles
FIRSTSERVICE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of U.S. Dollars)—in accordance with United States generally accepted accounting principles
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles
PART III
PART IV
FIRSTSERVICE CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands of U.S. Dollars)
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS