Form 10-Q
period 2003-06-30
FIRSTSERVICE CORP
filed 2003-07-25
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-24762

FIRSTSERVICE CORPORATION
(Exact name of Registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number, if applicable)

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

Subordinate Voting Shares — 13,506,843 as of July 18, 2003
Multiple Voting Shares — 662,847 as of July 18, 2003

FIRSTSERVICE CORPORATION
Form 10-Q
for the quarterly period ended June 30, 2003

INDEX

		Page
PART I FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	17
PART II OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES		18

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except per share amounts) — in accordance with U.S. generally accepted accounting principles

	Three-month period ended June 30,
	2003	2002
Revenues	$157,797	$146,036
Cost of revenues	106,275	96,191
Selling, general and administrative expenses	34,414	31,335
Depreciation	3,410	3,006
Amortization	440	195

Operating earnings	13,258	15,309
Interest	2,070	2,349

Earnings before income taxes and minority interest	11,188	12,960
Income taxes	3,412	4,277

Earnings before minority interest	7,776	8,683
Minority interest share of earnings	1,265	1,275

Net earnings	$6,511	$7,408

Earnings per share:
Basic	$0.46	$0.54
Diluted	0.46	0.50

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	June 30, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$12,248	$5,378
Accounts receivable, net	98,029	85,484
Inventories	13,661	15,095
Prepaids and other assets	12,278	13,617
Deferred income taxes	2,138	2,808

	138,354	122,382

Other receivables	7,564	5,839
Interest rate swaps	8,311	6,279
Fixed assets	49,363	46,600
Other assets	2,696	2,777
Deferred income taxes	—	103
Intangible assets	33,352	33,539
Goodwill	165,634	164,610

	266,920	259,747

	$405,274	$382,129

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,362	$22,564
Accrued liabilities	39,237	34,270
Income taxes payable	2,751	1,209
Unearned revenues	8,986	8,369
Long-term debt — current	3,564	3,030
Deferred income taxes	659	1,066

	79,559	70,508

Long-term debt — non-current	164,042	161,889
Deferred income taxes	11,453	11,277
Minority interest	15,308	14,032

	190,803	187,198
Shareholders' equity
Capital stock	60,665	60,571
Receivables pursuant to share purchase plan	(2,434)	(2,434)
Retained earnings	70,476	63,965
Cumulative other comprehensive earnings	6,205	2,321

	134,912	124,423

	$405,274	$382,129

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND
CUMULATIVE OTHER COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)
(in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2002	13,775,265	$57,712	$(2,630)	$45,386	$(626)	$99,842

Comprehensive earnings:
Net earnings	—	—	—	7,408	—	7,408
Foreign currency translation adjustments	—	—	—	—	1,541	1,541

Comprehensive earnings						8,949

Subordinate Voting Shares:
Stock options exercised	60,500	327	—	—	—	327

Balance, June 30, 2002	13,835,765	$58,039	$(2,630)	$52,794	$915	$109,118

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2003	14,164,190	$60,571	$(2,434)	$63,965	$2,321	$124,423

Comprehensive earnings:
Net earnings	—	—	—	6,511	—	6,511
Foreign currency translation adjustments	—	—	—	—	3,884	3,884

Comprehensive earnings						10,395

Subordinate Voting Shares:
Stock options exercised	5,500	94	—	—	—	94

Balance, June 30, 2003	14,169,690	$60,665	$(2,434)	$70,476	$6,205	$134,912

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Three-month period ended June 30,
	2003	2002
Cash provided by (used in)
Operating activities
Net earnings	$6,511	$7,408
Items not affecting cash:
Depreciation and amortization	3,850	3,201
Deferred income taxes	541	(1,040)
Minority interest share of earnings	1,265	1,275
Other	155	142
Changes in operating assets and liabilities:
Accounts receivable	(7,030)	(9,079)
Inventories	1,625	848
Prepaids and other assets	1,822	1,374
Accounts payable and other accrued liabilities	3,327	(918)
Unearned revenues	50	4,241

Net cash provided by operating activities	12,116	7,452

Investing activities
Acquisition of businesses, net of cash acquired	—	(63)
Purchases of minority shareholders' interests	—	(1,841)
Purchases of fixed assets	(4,756)	(3,738)
Purchases of intangibles and other assets	(165)	(365)
Increase in other receivables	(1,514)	(421)

Net cash used in investing activities	(6,435)	(6,428)

Financing activities
Increases in long-term debt	2,433	3,726
Repayments of long-term debt	(3,484)	(2,783)
Issuance of Subordinate Voting Shares	94	327
Dividends paid to minority shareholders of subsidiaries	(37)	(92)

Net cash (used in) provided by financing activities	(994)	1,178

Effect of exchange rate changes on cash and cash equivalents	2,183	929

Increase in cash and cash equivalents during the period	6,870	3,131
Cash and cash equivalents, beginning of period	5,378	7,332

Cash and cash equivalents, end of period	$12,248	$10,463

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

2.    SUMMARY OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for the presentation of interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

        In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and cash flows for the three-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2003 contained in the Company's Form 10-K as filed with the SEC.

3.    NEW ACCOUNTING STANDARDS

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its financial condition or results of operations.

        In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company believes SFAS 150 will have no impact on its financial condition or results of operations.

4.    ACQUISITIONS OF BUSINESSES AND PURCHASES OF MINORITY INTERESTS

        There were no acquisitions of businesses during the quarter. During the prior year period, one business acquisition in the amount of $238 ($63 net of cash acquired) was completed.

        Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses achieve specified earnings levels during the two — to four-year periods following the dates of acquisition. Such contingent consideration is issued at the expiration of the contingency period. As at June 30, 2003, there was contingent consideration outstanding of up to $12,700 ($12,700 as at March 31, 2003). The contingencies will expire during the period extending to April 2007. Vendors are entitled to receive interest on contingent consideration issued to them, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 5% to 7%. The contingent consideration will be recorded when the contingencies are resolved and the consideration is issued or becomes issuable, at which time the Company will record the fair value of the consideration issued or issuable, including interest, as additional costs of the acquired businesses. There was no contingent consideration issued or issuable during the quarter (2002 quarter — nil).

        During the quarter ended June 30, 2003 the Company did not purchase any minority interests. In the 2002 quarter, shares were purchased from two minority shareholders for total consideration of $1,841.

5.    LONG-TERM DEBT

        The Company has an amended and restated credit agreement with a syndicate of banks that provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on May 7, 2003. The Credit Facility bears interest at 1.5% to 3.0% over floating reference rates, depending on certain leverage ratios. At June 30, 2003, the Company had drawn $50,700 on the Credit Facility.

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

        The covenants and other limitations within the amended and restated credit agreement and the Note agreement are substantially the same. The covenants require the Company to maintain certain ratios including leverage, fixed charge coverage, interest coverage and net worth. The Company is limited from undertaking certain mergers, acquisitions and dispositions without prior approval. The Company was also limited from paying dividends, but was granted approval to do so during the quarter.

6.    FINANCIAL INSTRUMENTS

        The Company has two interest rate swap agreements to exchange the fixed rate on the Notes for variable rates. The first interest rate swap exchanges the fixed rate on $75,000 of principal for LIBOR + 250.5 basis points and the second on $25,000 for LIBOR + 445 basis points. The terms of the swaps match the term of the Notes with a maturity of June 29, 2011. The swaps are being accounted for as a fair value hedge in accordance with SFAS 133. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. So long as the hedge is considered highly effective, the net impact on earnings is nil. The fair value of the swaps is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair values of the swaps fluctuate and at June 30, 2003, the fair values were a gain of $8,311.

        The Company from time to time purchases and sells foreign currencies by using forward contracts, which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings. At June 30, 2003 the Company had outstanding one foreign currency contract to purchase $Cdn1,667 at a rate of $Cdn1.3892. The purpose of the contract is to match expected future U.S. dollar denominated cash inflows at the Canadian Business Services operations to Canadian dollar denominated expenses.

7.    EARNINGS PER SHARE

        The following table presents a reconciliation of the denominators used in computing earnings per share:

	Three-month period ended June 30,
	2003	2002
	(in thousands)
Basic earnings per share — weighted average shares outstanding	14,164	13,800
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	106	947

Diluted earnings per share — weighted average shares outstanding	14,270	14,747

8.    STOCK-BASED COMPENSATION

        The Company has a stock option plan for officers, key full-time employees and directors of the Company and its subsidiaries. Options are granted at the market price for the underlying shares on the date of grant. Each option vests over a four-year period and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share.

        In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of SFAS 123 ("SFAS 148") was issued. SFAS 148 provides alternative methods of transition for making a voluntary change to fair value-based accounting for stock-based compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

        In accordance with APB 25, no stock-based employee compensation cost has been recognized in earnings. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to all options outstanding under the Company's stock option plan.

	Three-month period ended June 30,
	2003	2002
Net earnings, as reported	$6,511	$7,408
Less: Total stock-based compensation expense determined under fair value method, net of tax	(544)	(545)

Pro forma net earnings	$5,967	$6,863

Reported earnings per share:
Basic	$0.46	$0.54
Diluted	0.46	0.50
Pro forma net earnings per share:
Basic	$0.42	$0.50
Diluted	0.42	0.47

        During the three-month period ended June 30, 2003, the Company granted 37,000 stock options that call for settlement by the issuance of Subordinate Voting Shares at a weighted average exercise price of $12.00 per share with an estimated fair value of $4.03 per share (2002 — 34,000 stock options at a weighted average exercise price of $22.04 per share and an estimated fair value of $7.64 per share). The value of these option grants was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions:

	Three-month period ended June 30,
	2003	2002
Risk-free interest rate	3.6%	5.1%
Expected life in years	4.4	4.4
Volatility	30%	30%
Dividend yield	0.0%	0.0%

9.    CONTINGENCIES

        The Company is involved in legal proceedings and claims primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, would not materially affect its results of operations or financial condition.

10.    GUARANTEE

        In connection with a contract, the Company has assumed risks associated with work to be performed by a third party. In the unlikely event of non-performance by the third party, the maximum exposure to the Company would be $7,421.

11.    SEGMENTED INFORMATION

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

OPERATING SEGMENTS

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Three-month period ended June 30, 2003
Revenues	$62,121	$30,192	$32,274	$33,120	$90	$157,797

Operating earnings	5,502	1,606	5,449	2,177	(1,476)	13,258

Three-month period ended June 30, 2002
Revenues	$57,143	$27,310	$29,067	32,465	$51	$146,036

Operating earnings	5,543	1,728	5,568	3,691	(1,221)	15,309

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three-month period ended June 30, 2003
Revenues	$48,396	$109,401	$157,797

Total long-lived assets	58,782	189,567	248,349

Three-month period ended June 30, 2002
Revenues	$48,994	$97,042	$146,036

Total long-lived assets	57,829	172,815	230,644

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

Results of operations — three months ended June 30, 2003 and 2002

        Revenues for our first quarter of fiscal 2004 were $157.8 million, 8% higher than the comparative first quarter. Approximately 2% or $3.5 million of the increase resulted from acquisitions completed during the last twelve months.

        During the quarter, 31% of our revenues were originally denominated in Canadian currency, and the balance in U.S. dollars. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 11% stronger relative to the U.S. dollar during the quarter than in the comparable quarter last year. The Company's Canadian dollar denominated revenues and earnings benefit from a stronger Canadian dollar upon conversion to U.S. dollars. This is offset by exchange losses incurred by certain Business Services operations based in Canada that sell services to U.S. clients in U.S. dollars. If exchange rates had stayed constant year-over-year, the current year's first quarter revenues would have been $4.8 million lower and EBITDA(1) would have been $0.1 million higher.

        The quarter's EBITDA was $17.1 million, down $1.4 million from the prior year quarter. Our EBITDA margin declined to 10.8% of revenues from 12.7% of revenues principally due to a client loss at the end of the third quarter of fiscal 2003 and lower transaction volumes from clients in the Business Services segment. Operating earnings for the quarter were $13.3 million, a decline of $2.0 million versus last year, reflecting increased depreciation and amortization expenses in addition to the EBITDA margin decline.

        Depreciation expense increased 13% year-over-year, to $3.4 million, as result of fixed asset additions and fixed assets acquired through business acquisitions during the prior year. Amortization arising from intangible assets acquired during the past year caused amortization expense to increase to $0.4 million for the quarter versus $0.2 million in the prior year quarter.

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

	Three months ended June 30,
	2003	2002
EBITDA	$17,108	$18,510
Less: depreciation and amortization	(3,850)	(3,201)

Equals: operating earnings	13,258	15,309

        Interest expense was $2.1 million versus $2.3 million recorded in the prior year quarter. The average interest rate during the quarter was 5.2% versus 5.6% last year. We continued to benefit from low floating reference rates during the quarter. Substantially all of our indebtedness was at variable interest rates during the quarter. We monitor interest rates closely and we intend to fix a portion of our debt if economic indicators warrant.

        The consolidated income tax rate declined to approximately 30.5% of earnings before income taxes and minority interest from 33.0% in the prior year's quarter. The reduction in tax rate is primarily the result of continuing leverage from the cross-border tax structure we implemented in fiscal 2000.

        Net earnings for the quarter were $6.5 million, compared to $7.4 million in the prior year quarter. Lower interest and income taxes partially offset the quarter's lower operating earnings.

        Revenues from our Residential Property Management operations were $62.1 million for the quarter, up $5.0 million or 9% versus the prior year quarter. Approximately 3% of the growth resulted from the acquisition of a Manhattan-based property management business, Cooper Square Realty, Inc., in February 2003. The balance was generated internally, with strong growth in our core contractual management revenues offsetting a planned decline in our South Florida restoration activities.

        Residential Property Management EBITDA was $6.6 million, up $0.2 million relative to the prior year quarter. The EBITDA margin was 10.7% versus 11.4% in the prior year period, primarily as a result of a mix change due to a lower proportion of restoration revenues, which typically carry higher margins than core management revenues.

        In our Integrated Security Services segment, revenues rose 11% to $30.2 million. Foreign exchange on our Canadian operations accounted for approximately half of the revenue increase, while strong initial systems installation sales at our U.S. operations accounted for the balance.

        Integrated Security Services EBITDA was $2.1 million, equivalent to the amount reported last year. Margins declined to 6.9% from 7.7% in the prior year period. We undertook several large high-profile initial systems installation projects in the New York area during the quarter at lower than usual margins in anticipation of winning higher margin follow-on revenues in the future.

        Our Consumer Services segment's revenues were $32.3 million, an increase of 11% over the prior year period. Four percent of the increase was the result of two California Closets "branchise" acquisitions completed during fiscal 2003, 5% was from the impact of foreign exchange rates on Canadian operations, and the remaining 2% was from organic growth.

        EBITDA at Consumer Services was $6.1 million, up $0.1 million relative to the prior year. The margin declined to 18.9% from 20.7% primarily as a result of the change in revenue mix caused by an increase in the proportion of Company-owned operations as a result of recent acquisitions, which carry lower margins than franchise revenues.

        First quarter revenues in Business Services were $33.1 million, an increase of 2% over the fiscal 2003 period. After removing the impact of foreign exchange rates on Canadian operations, revenue declined 4% year over year due to the departure of a large client at the end of the third quarter of fiscal 2003 as well as lower transaction volumes from several clients.

        Business Services EBITDA was $3.8 million versus $5.1 million reported in the same period one year ago, primarily a result of lower revenues and corresponding under-utilization of warehouse capacity. The impact of foreign exchange rates on our Canadian operations that sell services to U.S. clients in U.S. dollars accounted for approximately $0.4 million of the EBITDA decline. The quarter's margin was 11.3%, down from 15.7% in the prior year period. Since the beginning of the year, we have secured new clients to replace some of the revenues lost during fiscal 2003. We expect to see the impact of these new clients starting in the second quarter.

        Corporate expenses for the quarter totaled $1.4 million. The $0.2 million increase relative to the prior year was due to severance of an executive and the impact of foreign exchange.

Outlook for the remainder of fiscal 2004

        The outlook we introduced with our fiscal 2003 year-end results has been reiterated. For the full year fiscal 2004, the outlook remains: revenues $540-$560 million; EBITDA $53.0-$55.0 million; operating earnings $38.5-$40.5 million and diluted earnings per share of $1.20-$1.30.

Seasonality and quarterly fluctuations

        Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care, exterior painting, and swimming pool management in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its first and fourth fiscal quarters, from October to March. Residential Property Management (with the exception of swimming pool management), Integrated Security Services, and Business Services generate revenues evenly throughout the fiscal year.

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

Liquidity and capital resources

        Net cash provided by operating activities for the three-month period was $12.1 million, up from $7.5 million in the prior year. The most significant factor contributing to the increase in cash flow was more efficient utilization of working capital. We believe that cash from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

        Net indebtedness as at June 30, 2003 was $147.0 million, down from $153.3 million at March 31, 2003. Net indebtedness is calculated as the current and non-current portion of long-term debt adjusted for interest rate swaps less cash and cash equivalents. Cash from operating activities primarily effected the $6.2 million reduction in net indebtedness during the three-month period.

        There have been no material changes to the terms of the Company's financing agreements since March 31, 2003 except the renewal and extension of the Credit Facility on May 7, 2003. We are in compliance with the covenants within our financing agreements as at June 30, 2003 and, based on our outlook for the balance of the year, we expect to remain in compliance with the covenants. We had $84.9 million of available un-drawn credit as of June 30, 2003.

        For the three months ended June 30, 2003, capital expenditures were $4.8 million. Significant purchases included service vehicle fleet replacement and expansion for the Company-owned Consumer Services and Residential Property Management operations and a call center technology upgrade in Business Services. Capital expenditures for the year are expected to be approximately $11.0 million, similar to the amount expended during fiscal 2003.

        In relation to acquisitions completed during the past three years, we have outstanding contingent consideration totaling $12.7 million as at June 30, 2003 ($12.7 million as at March 31, 2003). The amount of the contingent consideration is not recorded as a liability unless the outcome of the contingency is determined to be beyond a reasonable doubt. The contingent consideration is based on achieving specified earnings levels, and is issued or issuable at the end of the contingency period. When the contingencies are resolved and additional consideration is distributable, we will record the fair value of the additional consideration as additional costs of the acquired businesses.

        In those operations where operating managements are also minority owners, the Company is party to shareholders' agreements. These agreements allow us to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority shareholders' interests, as calculated in accordance with shareholders' agreements, was approximately $26.0 million at June 30, 2003, unchanged from March 31, 2003. While it is not our intention to acquire outstanding minority interests, this step would materially increase net earnings. On an annual basis, the impact of the acquisition of all minority interests would increase interest expense by $1.0 million, reduce income taxes by $0.3 million and reduce minority interest share of earnings by $3.2 million, resulting in an approximate net increase to net earnings of $2.5 million.

Critical accounting policies

        There has been no change in the Company's critical accounting policies since March 31, 2003.

New accounting standards

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its financial condition or results of operations.

        In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company believes SFAS 150 will have no impact on its financial condition or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the past three months, there was no material change to our market risk profile, including foreign currency and interest rate risks, as described in Item 7A of the Company's Form 10-K for the fiscal year ended March 31, 2003 as filed with the SEC.

ITEM 4.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.    The Company's CEO and CFO have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. They have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

  (b)
  Changes in internal control over financial reporting.    As of the end of the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  (c)
  Limitations on the effectiveness of controls.    The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's management believes that its current disclosure controls and procedures can effectively provide such reasonable assurance.

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

1.	a)	Exhibits
		31.1-31.2	Certifications of CEO and CFO pursuant to Rule 13a-14 or 15d-14.
		32.1-32.2	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	b)	Reports on Form 8-K
A Form 8-K report regarding the Company's earnings press release for the fiscal year ended March 31, 2003 was filed with the SEC on May 21, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSERVICE CORPORATION
July 24, 2003	/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer (Principal Executive Officer)
July 24, 2003	/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14

I, Jay S. Hennick, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of FirstService Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

July 24, 2003

/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14

I, John B. Friedrichsen, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of FirstService Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

July 24, 2003

/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the report on Form 10-Q of FirstService Corporation (the "Company") dated July 23, 2003 containing the financial statements of the Company for the fiscal quarter ended June 30, 2003 (the "Report") filed with the U.S. Securities and Exchange Commission on the date hereof, I, Jay S. Hennick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

          1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer

July 24, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the report on Form 10-Q of FirstService Corporation (the "Company") dated July 23, 2003 containing the financial statements of the Company for the fiscal quarter ended June 30, 2003 (the "Report") filed with the U.S. Securities and Exchange Commission on the date hereof, I, John B. Friedrichsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

          1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer

July 24, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND CUMULATIVE OTHER COMPREHENSIVE EARNINGS (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II OTHER INFORMATION
SIGNATURES
  EXHIBIT 31.1
  EXHIBIT 31.2
  EXHIBIT 32.1
  EXHIBIT 32.2