Form 10-Q
period 2003-09-30
FIRSTSERVICE CORP
filed 2003-10-27
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24762

FIRSTSERVICE CORPORATION
(Exact name of Registrant as specified in its charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. employer identification number, if applicable)
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

Subordinate Voting Shares — 13,537,843 as of October 17, 2003
Multiple Voting Shares — 662,847 as of October 17, 2003

FIRSTSERVICE CORPORATION

Form 10-Q
for the quarterly period ended September 30, 2003

INDEX

Page
PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	18
PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES	21

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except per share amounts)  — in accordance with U.S. generally accepted accounting principles

	Three month periods ended September 30		Six month periods ended September 30
	2003	2002	2003	2002
Revenues	$166,531	$145,209	$324,328	$291,245
Cost of revenues	112,628	95,143	218,903	191,334
Selling, general and administrative expenses	32,528	28,902	66,942	60,237
Depreciation	3,405	3,073	6,815	6,079
Amortization	409	217	849	412

Operating earnings	17,561	17,874	30,819	33,183
Interest	2,071	2,235	4,141	4,584

Earnings before income taxes and minority interest	15,490	15,639	26,678	28,599
Income taxes	4,724	5,157	8,136	9,434

Earnings before minority interest	10,766	10,482	18,542	19,165
Minority interest share of earnings	1,700	1,590	2,965	2,865

Net earnings	$9,066	$8,892	$15,577	$16,300

Earnings per share:
Basic	$0.64	$0.64	$1.10	$1.18
Diluted	0.63	0.61	1.09	1.11

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	September 30, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$11,176	$5,378
Accounts receivable, net	98,724	85,484
Inventories	13,659	15,095
Prepaids and other assets	10,126	13,617
Deferred income taxes	2,021	2,808

	135,706	122,382

Other receivables	7,024	5,839
Interest rate swaps	5,795	6,279
Fixed assets	48,287	46,600
Other assets	2,538	2,777
Deferred income taxes	—	103
Intangible assets	33,398	33,539
Goodwill	166,905	164,610

	263,947	259,747

	$399,653	$382,129

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,878	$22,564
Accrued liabilities	38,074	34,270
Income taxes payable	1,489	1,209
Unearned revenues	6,703	8,369
Long-term debt — current	3,334	3,030
Deferred income taxes	424	1,066

	74,902	70,508

Long-term debt — non-current	152,544	161,889
Deferred income taxes	11,451	11,277
Minority interest	16,197	14,032

	180,192	187,198
Shareholders' equity
Capital stock	61,050	60,571
Receivables pursuant to share purchase plan	(2,434)	(2,434)
Retained earnings	79,542	63,965
Cumulative other comprehensive earnings	6,401	2,321

	144,559	124,423

	$399,653	$382,129

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND CUMULATIVE OTHER COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)
(in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2002	13,775,265	$57,712	$(2,630)	$45,386	$(626)	$99,842

Comprehensive earnings:
Net earnings	—	—	—	16,300	—	16,300
Foreign currency translation adjustments	—	—	—	—	200	200

Comprehensive earnings						16,500

Subordinate Voting Shares:
Stock options exercised	93,750	629	—	—	—	629

Balance, September 30, 2002	13,869,015	$58,341	$(2,630)	$61,686	$(426)	$116,971

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2003	14,164,190	$60,571	$(2,434)	$63,965	$2,321	$124,423

Comprehensive earnings:
Net earnings	—	—	—	15,577	—	15,577
Foreign currency translation adjustments	—	—	—	—	4,080	4,080

Comprehensive earnings						19,657

Subordinate Voting Shares:
Stock options exercised	36,500	479	—	—	—	479

Balance, September 30, 2003	14,200,690	$61,050	$(2,434)	$79,542	$6,401	$144,559

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Six-month periods ended September 30
	2003	2002
Cash provided by (used in)
Operating activities
Net earnings	$15,577	$16,300
Items not affecting cash:
Depreciation and amortization	7,664	6,491
Deferred income taxes	422	(1,032)
Minority interest share of earnings	2,965	2,865
Other	311	284
Changes in non-cash working capital:
Accounts receivable	(7,843)	(4,693)
Inventories	1,623	(109)
Prepaids and other assets	3,964	3,901
Accounts payable and other accrued liabilities	1,526	1,004
Unearned revenues	(2,221)	(5,502)

Net cash provided by operating activities	23,988	19,509

Investing activities
Acquisition of businesses, net of cash acquired	(1,013)	(2,999)
Purchases of minority shareholders' interests	(940)	(2,204)
Purchases of fixed assets	(7,116)	(5,849)
Purchases (disposals) of intangibles and other assets	(681)	1,280
Increase in other receivables	(974)	(1,017)

Net cash used in investing activities	(10,724)	(10,789)

Financing activities
Increases in long-term debt	4,144	8,342
Repayments of long-term debt	(12,702)	(14,345)
Issuance of Subordinate Voting Shares	479	629
Dividends paid to minority shareholders of subsidiaries	(193)	(129)

Net cash used in financing activities	(8,272)	(5,503)

Effect of exchange rate changes on cash and cash equivalents	806	(77)

Increase in cash and cash equivalents during the period	5,798	3,140
Cash and cash equivalents, beginning of period	5,378	7,332

Cash and cash equivalents, end of period	$11,176	$10,472

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
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

        In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six-month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2003 contained in the Company's Form 10-K as filed with the SEC.

        3. NEW ACCOUNTING STANDARDS — In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. SFAS 149 did not have a material impact on the Company's financial condition or results of operations.

        In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. SFAS 150 had no impact on the Company's financial condition or results of operations.

        In January 2003, FASB Interpretation No. 46 Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46") was issued. In October 2003, FASB deferred the effective date for applying the provisions of FIN 46 provided certain conditions are met. FIN 46 will now be effective December 31, 2003 for the Company. The Company is currently evaluating the potential impact of FIN 46.

        4. ACQUISITIONS OF BUSINESSES AND PURCHASES OF MINORITY INTERESTS — During the six-month period, there were no acquisitions of businesses. During the prior year period, one business acquisition in the amount of $526 ($351 net of cash acquired) was completed.

        Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses achieve specified earnings levels during the two — to four-year periods following the dates of acquisition. Such contingent consideration is issued at the expiration of the contingency period. As at

September 30, 2003, there was contingent consideration outstanding of up to $11,500 ($12,700 as at March 31, 2003). The contingencies will expire during the period extending to April 2007. Vendors are entitled to receive interest on contingent consideration issued to them, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 5% to 7%. The contingent consideration will be recorded when the contingencies are resolved and the consideration is issued or becomes issuable, at which time the Company will record the fair value of the consideration issued or issuable, including interest, as additional costs of the acquired businesses. There was $1,013 of contingent consideration issued or issuable during the six-month period (2002 — $2,648) and allocated to goodwill.

        During the six months ended September 30, 2003, the Company purchased minority interests from one (2002 — four) minority shareholder(s) for total consideration of $940 (2002 — $2,204). The purchase price for the 2003 purchase was allocated as follows: minority interest $656 and goodwill $284.

        Subsequent to September 30, 2003, the company acquired four businesses in its Consumer Services segment. The aggregate purchase price was approximately $12,800.

        5. LONG-TERM DEBT — The Company has an amended and restated credit agreement with a syndicate of banks that provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on May 7, 2003. The Credit Facility bears interest at 1.5% to 3.0% over floating reference rates, depending on certain leverage ratios. At September 30, 2003, the Company had drawn $41,947 on the Credit Facility and had letters of credit of $4,992 outstanding.

        The Company has outstanding $100,000 of 8.06% fixed-rate Senior Secured Notes (the "8.06% Notes"), held by a group of U.S. institutional investors. The final maturity of the 8.06% Notes is June 29, 2011, with equal annual principal repayments commencing on June 29, 2005.

        Subsequent to the end of the quarter, on October 1, 2003, the Company issued $50,000 of 6.40% fixed-rate Senior Secured Notes (the "6.40% Notes") to a group of U.S. institutional investors. The 6.40% Notes have a final maturity of September 30, 2015 with equal annual principal repayments commencing on September 30, 2012. The proceeds of the 6.40% Notes were used to repay amounts drawn on the Credit Facility. Concurrent with the issuance of the 6.40% Notes, the Company's Credit Facility was reduced to $90,000, resulting in no net change to the Company's overall borrowing capacity.

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

        The covenants and other limitations within the amended and restated credit agreement and the Note agreements are substantially the same. The covenants require the Company to maintain certain ratios including leverage, fixed charge coverage, interest coverage and net worth. The Company is limited from undertaking certain mergers, acquisitions and dispositions without prior approval.

        6. FINANCIAL INSTRUMENTS — The Company has two interest rate swap agreements to exchange the fixed rate on the 8.06% Notes for variable rates. The first interest rate swap exchanges the fixed rate on $75,000 of principal for LIBOR + 250.5 basis points and the second on $25,000 for LIBOR + 445 basis points. The terms of the swaps match the term of the Notes with a maturity of June 29, 2011.

        The swaps are being accounted for as fair value hedges in accordance with SFAS 133. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. So long as the hedge is considered highly effective, the net impact on earnings is nil. The fair value of the swaps is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair values of the swaps fluctuate and at September 30, 2003, the fair values were a gain of $5,795.

        The Company from time to time purchases and sells foreign currencies by using forward contracts, which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings. At September 30, 2003 the Company had outstanding one foreign currency contract to purchase $Cdn2,111 at a rate of $Cdn1.4074 per $US1.0000 on December 29, 2003, the fair value of which represented a gain of $Cdn86 ($US64). The purpose of the contract is to match expected future U.S. dollar denominated cash inflows at the Canadian Business Services operations to Canadian dollar denominated expenses.

        Subsequent to the end of the quarter, on October 2, 2003, the Company entered into tw interest rate swap agreements to exchange the fixed rate on the newly issued 6.40% Notes for a variable rate of LIBOR + 170 basis points. The terms of the swaps match the term of the 6.40% Notes with a maturity of September 30, 2015.

        7. EARNINGS PER SHARE — The following table presents a reconciliation of the denominators used in computing earnings per share:

(in thousands)	Three-month period ended September 30		Six-month period ended September 30
	2003	2002	2003	2002
Basic earnings per share — weighted average shares outstanding	14,172	13,862	14,168	13,831
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	270	820	161	889

Diluted earnings per share — weighted average shares outstanding	14,442	14,682	14,329	14,720

        8. STOCK-BASED COMPENSATION — The Company has a stock option plan for officers, key full-time employees and directors of the Company and its subsidiaries. Options are granted at the market price for the underlying shares on the date of grant. Each option vests over a four-year period and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share.

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

	Three-month period ended September 30		Six-month period ended September 30
	2003	2002	2003	2002
Net earnings, as reported	$9,066	$8,892	$15,577	$16,300
Less: Total stock-based compensation expense determined under fair value method, net of tax	(544)	(545)	(1,088)	(1,090)

Pro forma net earnings	$8,522	$8,347	$14,489	$15,210

Reported earnings per share:
Basic	$0.64	$0.64	$1.10	$1.18
Diluted	0.63	0.61	1.09	1.11
Pro forma net earnings per share:
Basic	$0.60	$0.60	$1.02	$1.10
Diluted	0.59	0.57	1.01	1.03

        During the six-month period ended September 30, 2003, the Company granted 37,000 stock options that call for settlement by the issuance of Subordinate Voting Shares at a weighted average exercise price of $12.00 per share with an estimated fair value of $4.03 per share (2002 — 34,000 stock options at a weighted average exercise price of $22.04 per share and an estimated fair value of $7.64 per share). The value of these option grants was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions:

	Six-month period ended September 30,
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

        10. GUARANTEE — In connection with a contract, the Company has assumed risks associated with work to be performed by a third party. In the unlikely event of non-performance by the third party, the maximum exposure to the Company would be $7,408.

        11. SEGMENTED INFORMATION — The Company has four reportable operating segments. The segments are grouped with reference to the nature of services provided and the types of clients that use those services. The Company assesses each segment's performance based on operating earnings or operating earnings before depreciation and amortization. Residential Property Management provides property management, maintenance, landscaping, painting and restoration and other services to residential community associations in the United States. Integrated Security Services provides security systems installation, maintenance, monitoring and manpower to primarily commercial customers in Canada and the United States. Consumer Services provides franchised and Company-owned property services to consumers in the United States and Canada.

Business Services provides customer support and fulfillment and business process outsourcing services to corporate and institutional clients in Canada and the United States. Corporate includes the costs of operating the Company's headquarters.

OPERATING SEGMENTS

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Three-month period ended September 30, 2003
Revenues	$66,820	$29,529	$34,011	$36,086	$85	$166,531

Operating earnings	4,973	1,749	8,966	3,578	(1,705)	17,561

Three-month period ended September 30, 2002
Revenues	$59,543	$25,216	$28,310	$32,030	$110	$145,209

Operating earnings	4,414	1,626	8,764	4,310	(1,240)	17,874

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Six-month period ended September 30, 2003
Revenues	$128,941	$59,721	$66,285	$69,206	$175	$324,328

Operating earnings	10,475	3,355	14,415	5,755	(3,181)	30,819

Six-month period ended September 30, 2002
Revenues	$116,686	$52,526	$57,377	$64,495	$161	$291,245

Operating earnings	9,958	3,354	14,331	8,001	(2,461)	33,183

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three-month period ended September 30, 2003
Revenues	$52,845	$113,686	$166,531

Total long-lived assets	59,334	189,256	248,590

Three-month period Ended September 30, 2002
Revenues	$46,081	$99,128	$145,209

Total long-lived assets	54,797	176,542	231,339

	Canada	United States	Consolidated
Six-month period ended September 30, 2003
Revenues	$101,241	$223,087	$324,328

Six-month period Ended September 30, 2002
Revenues	$97,255	$193,990	$291,245

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

Results of operations — three months ended September 30, 2003 and 2002

        Revenues for our second quarter of fiscal 2004 were $166.5 million, 15% higher than the comparative second quarter. Approximately 4% of the increase was due to changes in foreign exchange rates and 2% or $2.8 million of the increase resulted from acquisitions completed during the last twelve months. The balance, 9%, was due to internal growth.

        During the quarter, 30% of our revenues were originally denominated in Canadian currency, and the balance in U.S. dollars. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 13% stronger relative to the U.S. dollar during the quarter than in the comparable quarter last year. The Company's Canadian dollar denominated revenues and earnings benefit from a stronger Canadian dollar upon conversion to U.S. dollars. This is offset by exchange losses incurred by certain Business Services operations based in Canada that sell services to U.S. clients in U.S. dollars. If exchange rates had stayed constant year-over-year, the current year's second quarter revenues would have been $5.8 million lower and EBITDA1 would have been unchanged.

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

Three months ended September 30	2003	2002
EBITDA	$21,375	$21,164
Less: depreciation and amortization	3,814	3,290

Equals: operating earnings	17,561	17,874
Six months ended September 30	2003	2002
EBITDA	$38,483	$39,674
Less: depreciation and amortization	7,664	6,491

Equals: operating earnings	30,819	33,183

        The quarter's EBITDA was $21.4 million, up slightly from $21.2 million in the prior year quarter. Our EBITDA margin declined to 12.8% of revenues from 14.6% of revenues because of foreign exchange (higher revenues without corresponding EBITDA), lower capacity utilization in Business Services, revenue mix changes in Consumer Services, and higher Corporate costs. Operating earnings for the quarter were $17.6 million, a decline of $0.3 million versus last year, reflecting increased depreciation and amortization expenses.

        Interest expense was $2.1 million versus $2.2 million recorded in the prior year quarter. The average interest rate during the quarter was 5.4%, the same as last year. We continued to benefit from low floating reference rates during the quarter. Substantially all of our indebtedness was at variable interest rates during the quarter. We monitor interest rates closely and we intend to fix a portion of our debt if economic indicators warrant.

        The consolidated income tax rate declined to approximately 30.5% of earnings before income taxes and minority interest from 33.0% in the prior year's quarter. The reduction in tax rate is primarily the result of continuing leverage from the cross-border tax structure we implemented in fiscal 2000.

        Net earnings for the quarter were $9.1 million, compared to $8.9 million in the prior year quarter. Lower interest and income taxes partially offset the quarter's lower operating earnings.

        Revenues at our Residential Property Management operations were $66.8 million for the quarter, up $7.3 million or 12% versus the prior year quarter. Approximately 3% of the growth resulted from the acquisition of a Manhattan-based property management business, Cooper Square Realty, Inc. ("CSR"), in February 2003. The balance was generated internally by growth in our core contractual management revenues. Residential Property Management EBITDA was $6.0 million, up $0.6 million relative to the prior year quarter. The EBITDA margin was 9.0%, consistent with the prior year period.

        In our Integrated Security Services segment, revenues rose 17% to $29.5 million. Foreign exchange on our Canadian operations accounted for 7% of the revenue increase, while strong systems installation sales at our U.S. operations accounted for the balance. Integrated Security Services EBITDA was $2.2 million, an increase of 11%. Margins declined to 7.5% from 7.9% in the prior year period due to revenue mix differences.

        Our Consumer Services segment's revenues were $34.0 million, an increase of 20% over the prior year period. Four percent of the increase was the result of two California Closets "branchise" acquisitions completed during fiscal 2003, 5% was from the impact of foreign exchange rates on Canadian operations, and the remaining 11% was from organic growth. EBITDA at Consumer Services was $9.6 million, up $0.4 million relative to the prior year. The margin declined to 28.4% primarily as a result of the change in revenue mix caused by an increase in the proportion of Company-owned operations as a result of recent acquisitions. Our Company-owned operations carry lower margins than our franchising operations.

        Second quarter revenues in Business Services were $36.1 million, an increase of 13% over the fiscal 2003 period. Internal growth accounted for 5% of the revenue increase, while foreign exchange represented the balance. Business Services EBITDA was $5.2 million versus $5.8 million reported in the same period one year ago. Internal revenue growth reflects recent new client wins, which carry implementation costs and lower margins than existing business. In addition, under-utilization of fulfillment warehouse capacity negatively impacted the quarter's margins. Foreign exchange, while causing reported revenues to increase, had only a nominal impact on EBITDA because margins at our Canadian operations that sell services to U.S. clients in U.S. dollars contracted.

        Corporate expenses for the quarter totaled $1.7 million. The $0.5 million increase relative to the prior year was due to foreign exchange of $0.2 million (most Corporate costs are denominated in Canadian dollars) and to increased payroll costs.

Results of operations — six months ended September 30, 2003 and 2002

        Revenues for the six-month period were $324.3 million, 11% higher than revenues reported in the same period one year ago. Approximately 4% of the revenue growth was attributable to changes in foreign exchange rates and 2% or $6.3 million of the revenue growth resulted from acquisitions completed during the past twelve months. The balance, 5%, was from internal growth.

        During the six-month period, 30% of our revenues were originally denominated in Canadian currency, and the balance in U.S. dollars. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 12% stronger relative to the U.S. dollar during the period than in the comparable period last year. The Company's Canadian dollar denominated revenues and earnings benefit from a stronger Canadian dollar upon conversion to U.S. dollars. This is offset by exchange losses incurred by certain Business Services operations based in Canada that sell services to U.S. clients in U.S. dollars. If exchange rates had stayed constant year-over-year, the current year period's revenues would have been $10.6 million lower and EBITDA would have been $0.1 million higher.

        For the six months ended September 30, 2003, EBITDA was $38.5 million, $1.2 million lower than the prior year period. The decline was the result of lower profitability in the first quarter, especially in the Business Services segment. Operating earnings were $30.8 million, down $2.4 million versus the prior year due to higher depreciation and amortization expense resulting from fixed and intangible assets acquired in business acquisitions during fiscal 2003.

        Net earnings for the six-month period were $15.6 million versus $16.3 million in the comparable period. The net earnings decline was narrower than the operating earnings reduction because of lower interest expense due to lower floating interest rates as well as a decline in our income tax rate.

        Residential Property Management reported year-to-date revenues of $128.9 million, reflecting growth of 11% relative to the prior year. Internal growth was 7%, with the balance attributable to CSR acquired in February 2003. Revenue growth came from core property management client wins. EBITDA was $12.7 million, up from $11.9 million in the prior year period.

        Integrated Security Services revenues for the six month period were $59.7 million, up 14% versus the prior year. Approximately 6% of the revenue growth was a result of foreign exchange, while the balance was due to higher systems installation volumes in our US operations. EBITDA, at $4.3 million, was up $0.2 million versus the prior year period, while the margin declined slightly to 7.2% due to several large security systems projects at lower than usual margins during the first quarter.

        Consumer Services revenues were $66.3 million, up 16% relative to the prior year period. Four percent of the revenue growth was attributable to two California Closets "branchise" acquisitions completed in October 2002, while 5% was attributable to foreign exchange on Canadian operations. Internal growth was 7%, evenly distributed amongst our major franchise systems. EBITDA was $15.7 million, up 3%, while margins declined from 26.6% in last year's period to 23.7% this year. The margin decline was revenue mix related, since Company-owned operations such as the branchises contribute lower margins and do not have a seasonal peak in the first half of the year.

        Business Services reported year-to-date revenues of $69.2 million, an increase of 7% relative to last year. Foreign exchange accounted for 6% of the increase, resulting in internal growth of 1%. While revenues contracted early in the year, production started on several new clients in the second quarter to effect the year to date increase. EBITDA was down to $8.9 million from $10.9 million reported one year ago, due to excess fulfillment capacity and lower margins on new business. We anticipate that EBITDA margins will continue to be lower than historical margins for the next several quarters.

        Corporate costs were $3.1 million for the six months, $0.7 million higher than in the prior period, primarily as a result of foreign exchange impact of $0.3 million (a majority of corporate costs are denominated in Canadian dollars) but also due to an executive severance in the first quarter and higher payroll costs.

Acquisitions

        In October 2003, after the end of the quarter, we completed four acquisitions in our Consumer Services segment. Two acquisitions are California Closets franchises in San Francisco and Toronto, that will become our fifth and six Company-owned "branchises". In addition, we acquired two franchise systems — Pillar to Post, Inc. ("PTP") and Floor Coverings International, Inc. ("FCI"). PTP is one of the largest home franchised home inspection services in North America, with 300 franchisees and approximately $30 million in annual system-wide sales. FCI franchises mobile shop-at-home floor coverings businesses with 100 franchisees and annual system-wide sales of $20 million. The four acquisitions collectively generated approximately $10 million in revenues and $1.8 million in EBITDA in their most recent fiscal years prior to acquisition.

Outlook for the remainder of fiscal 2004

        The outlook we introduced with our fiscal 2003 year-end results on May 14, 2003 has been updated. The outlook was: revenues $540-$560 million; EBITDA $53.0-$55.0 million; operating earnings $38.5-$40.5 million and diluted earnings per share of $1.20-$1.30.

        Based on operating results achieved during the first two quarters and the acquisitions described above, our updated outlook for fiscal 2004 is as follows: revenues $590-$600 million; EBITDA $54.5-$56.0 million; operating earnings $39.5-$41.0 million and diluted earnings per share of $1.27-$1.32.

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

Liquidity and capital resources

        Net cash provided by operating activities for the six-month period was $24.0 million, up from $19.5 million in the prior year. The most significant factor contributing to the increase in cash flow was more efficient utilization of working capital. We believe that cash from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

        Net indebtedness as at September 30, 2003 was $138.9 million, down from $153.3 million at March 31, 2003. Net indebtedness is calculated as the current and non-current portion of long-term debt adjusted for interest rate swaps less cash and cash equivalents. Cash from operating activities effected the $14.4 million reduction in net indebtedness during the six-month period.

        We are in compliance with the covenants within our financing agreements as at September 30, 2003 and, based on our outlook for the balance of the year, we expect to remain in compliance with the covenants. We had $93.1 million of available un-drawn credit as of September 30, 2003.

        After the end of the quarter, on October 1, 2003, we completed a private placement of $50 million of 6.40% Senior Secured Notes (the "6.40% Notes") due September 30, 2015. The 6.40% Notes have an average life of 10.5 years, with equal annual principal repayments commencing September 30, 2012. Concurrent with the issuance of the 6.40% Notes, we amended our credit facility such that available credit was reduced by $50 million from $140 million to $90 million. Our total borrowing capacity remains unchanged. On October 2, 2003, we entered into interest rate swap agreements to exchange the fixed rate on the 6.40% Notes for a variable rate of LIBOR + 170 basis points.

        For the six months ended September 30, 2003, capital expenditures were $7.1 million. Significant purchases included service vehicle fleet replacement and expansion for the Company-owned Consumer Services and Residential Property Management operations and a call center technology upgrade in Business Services. Capital expenditures for the year are expected to be approximately $12 million, slightly higher than the amount expended during fiscal 2003.

        In relation to acquisitions completed during the past three years, we have outstanding contingent consideration totaling $11.5 million as at September 30, 2003 ($12.7 million as at March 31, 2003). The amount of the contingent consideration is not recorded as a liability unless the outcome of the contingency is determined to be beyond a reasonable doubt. The contingent consideration is based on achieving specified earnings levels, and is issued or issuable at the end of the contingency period. When the contingencies are resolved and additional consideration is distributable, we will record the fair value of the additional consideration as additional costs of the acquired businesses.

        In those operations where operating managements are also minority owners, the Company is party to shareholders' agreements. These agreements allow us to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of trailing two-year average earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority shareholders' interests, as calculated in accordance with shareholders' agreements, was approximately $28.0 million at September 30, 2003 (March 31, 2003 — $26.0 million). While it is not our intention to acquire outstanding minority interests, this step would materially increase net earnings. On an annual basis, the impact of the acquisition of all minority interests would increase interest expense by $1.1 million, reduce income taxes by $0.3 million and reduce minority interest share of earnings by $3.2 million, resulting in an approximate increase to net earnings of $2.4 million.

Critical accounting policies

        There has been no change in the Company's critical accounting policies since March 31, 2003.

New accounting standards

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no material impact on our financial condition or results of operations.

        In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The adoption of SFAS 150 had no impact on our financial condition or results of operations.

        In January 2003, FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46"). On October 2003, FASB deferred the effective date for applying the provisions of FIN 46 provided certain conditions are met. FIN 46 will now be effective December 31, 2003 for the Company. We are currently evaluating the potential impact of FIN 46.

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

  c)
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

PART II OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

1.	a)	Exhibits
		10.1	Note and Guarantee Agreement dated September 29, 2003 — U.S.$50,000,000 6.40% Guaranteed Senior Secured Notes due 2015
		10.2	Second Amendment to Third Amended and Restated Credit Agreement dated September 29, 2003
		31.1-31.2	Certifications of CEO and CFO pursuant to Rule 13a-14 or 15d-14.
		32.1-32.2	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	b)	Reports on Form 8-K
A Form 8-K report regarding the Company's earnings press release for the first quarter ended June 30, 2003 was filed with the SEC on July 22, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSERVICE CORPORATION

October 27, 2003	/s/ Jay S. Hennick Jay S. Hennick President and Chief Executive Officer (Principal Executive Officer)
October 27, 2003	/s/ John B. Friedrichsen John B. Friedrichsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FIRSTSERVICE CORPORATION
Form 10-Q for the quarterly period ended September 30, 2003
INDEX
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) (in thousands of U.S. Dollars, except per share amounts) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND CUMULATIVE OTHER COMPREHENSIVE EARNINGS (LOSS) (Unaudited) (in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles
FIRSTSERVICE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 (Unaudited) (in thousands of U.S. Dollars, except per share amounts)
SIGNATURES
FIRSTSERVICE CORPORATION