Form 10-K/A
period 2003-03-31
FIRSTSERVICE CORP
filed 2004-02-11
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory note

        This Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2003, initially filed with the Securities and Exchange Commission ("SEC") on May, 23, 2003 (the "Originally Filed 10-K"), is being filed to reflect restatements of the consolidated financial statements for the years ended March 31, 2003, 2002 and 2001.

        The restatements are the result of a detailed review of the accounting for certain intangible assets, including purchase accounting and accounting upon the adoption of FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The restatements affect the following accounts: goodwill, intangible assets, deferred income tax liabilities, minority interest, amortization expense and income tax expense. For a complete description of the restatements, please see note 3 to the consolidated financial statements included in Item 8.

        This Amendment No. 1 amends and restates Items 6, 7, 8, 14 (now Item 9A) and 15 of the Originally Filed 10-K, and no other information in the Originally Filed 10-K is amended hereby. The explanatory caption at the beginning of each Item of this Amendment No. 1 sets forth the nature of the revisions to that Item.

        We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to March 31, 2003, and the consolidated financial statements, auditors' reports and related financial information for the affected periods should no longer be relied upon.

        For a discussion of events and developments subsequent to March 31, 2003, see:

  •
  Our amended Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2003 and September 30, 2003, which contain unaudited restated consolidated financial statements for the three months ended June 30, 2003 and 2002 and three and six months ended September 30, 2003 and 2002. These amended quarterly reports were filed concurrently with this Amendment No. 1.

  •
  Our other filings made subsequent to March 31, 2003 available at the SEC's website www.sec.gov.

FIRSTSERVICE CORPORATION

Annual Report on Form 10-K/A
March 31, 2003

INDEX

		Page
PART II
ITEM 6.	SELECTED FINANCIAL DATA	4
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12
ITEM 9A.	CONTROLS AND PROCEDURES	38
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K	39
SIGNATURES		40

Unless otherwise indicated, all dollar amounts in this Form 10-K/A are expressed in U. S. Dollars.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data for the years ended March 31, 2003, 2002 and 2001 set forth in this Item 6 has been revised to reflect the restatements.

(in thousands of U.S. Dollars, except per share amounts)
(unaudited)

	Year ended March 31
	2003	2002(1)	2001	2000(2)	1999(2)
	(restated)	(restated)	(restated)
OPERATIONS
Revenues	$542,692	$512,689	$424,174	$340,035	$263,361
Operating earnings	38,884	44,243	35,527	27,870	20,622
Net earnings	18,440	17,029	12,631	9,868	7,222
FINANCIAL POSITION
Total assets	$389,031	$365,929	$305,137	$230,887	$184,306
Long-term debt(3)	155,610	160,488	149,374	102,177	84,516
Shareholders' equity	123,406	99,221	79,220	68,338	59,020
Book value per share	8.71	7.20	6.02	5.26	4.57
OTHER DATA
EBITDA(4)	$53,323	$57,122	$47,855	$37,977	$28,767
SHARE DATA
Net earnings per share
Basic	$1.32	$1.26	$0.97	$0.76	$0.57
Diluted	1.27	1.17	0.91	0.72	0.54
Weighted average shares (thousands)
Basic	13,921	13,565	13,074	12,948	12,564
Diluted	14,498	14,600	13,841	13,708	13,475
Cash dividends per share	—	—	—	—	—

Notes

(1)
Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") was adopted effective April 1, 2001, which resulted in a material decrease in amortization expense and a material increase in net earnings. Fiscal 2001 net earnings, adjusted for SFAS 142, were $15,484 and net earnings per share were $1.19 (basic) and $1.11 (diluted).

(2)
The selected financial data for Fiscal 2000 and Fiscal 1999 has not been restated because the changes are insignificant. The cumulative impact on net earnings of the restatements up to March 31, 2000 was $160.

(3)
Excluding current portion of long-term debt and effect of interest rate swaps.

(4)
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

	Year ended March 31
	2003	2002	2001	2000	1999
EBITDA	$53,323	$57,122	$47,855	$37,977	$28,767
Less: depreciation and amortization	(14,439)	(12,879)	(12,328)	(10,107)	(8,145)

Equals: operating earnings	38,884	44,243	35,527	27,870	20,622

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") set forth in this Item 7 has been revised to reflect the restatements and to update certain forward-looking statements to reflect current expectations, as well as to incorporate certain conforming changes. Apart from the revisions outlined above, this MD&A does not reflect events and developments subsequent to March 31, 2003.

Results of operations — year ended March 31, 2003

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

        Operating earnings decreased 12% from $44.2 million to $38.9 million in Fiscal 2003. EBITDA(1) decreased 7%, to $53.3 million from $57.1 million in the prior year, while the EBITDA margin declined 130 basis points to 9.8% of revenues. Included in 2003 results were executive life insurance proceeds of $4.2 million and a dilution gain upon the sale of shares of a Consumer Services subsidiary in the amount of $1.1 million. The decline in margins was the result of weakness in the Residential Property Management and Business Services segments. Consumer Services experienced increased profitability, while Integrated Security Services' margin was stable year-over-year.

(1)
Please refer to Item 6, Selected Financial Data, for a definition of EBITDA and a reconciliation of EBITDA and operating earnings. EBITDA margin refers to EBITDA as a percentage of revenues.

        Depreciation for the year ended March 31, 2003 was $12.4 million, up 9% from the previous year, due to a higher level of capital expenditures in Fiscal 2002, as compared to Fiscal 2001 and 2001. Amortization of intangibles was $2.1 million, compared to $1.5 million in the previous year. The increase in amortization was the result of the recognition and amortization of intangible assets on acquisitions completed subsequent to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on April 1, 2001.

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

        The income tax provision for the year ended March 31, 2003 was approximately 28% of earnings before taxes, compared with 33% in the prior year. The decline in tax rate resulted from two major factors: (i) continuing leverage from the cross-border tax structure implemented in Fiscal 2000 and (ii) $4.2 million of non-taxable life insurance proceeds received during the year. The Company anticipates that the Fiscal 2004 tax rate will be approximately 30.5%, resulting from expected efficiencies from the cross-border tax structure.

        The minority interest share of earnings decreased to $3.2 million or 14.6% of earnings before minority interest from $3.8 million, or 18.2%, in the prior year. The reduction was the result of minority share purchases completed during the year.

        Net earnings were $18.4 million, an 8% increase over the prior year, while diluted earnings per share increased 9% to $1.27. The extraordinary loss of $797,000, net of income tax benefit of $578,000, reported in the prior year has been restated as increased interest expense of $1,375,000 and a reduction of income tax expense of $578,000 as a result of the adoption of SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002 during Fiscal 2003.

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

        Fiscal 2004 Business Services revenues are expected to be stable, with the exception of the full-year impact of the departure of the large fulfillment client, which will impact segment revenues by approximately $5 million.

        Corporate expenses were $4.8 million, up from $4.5 million in fiscal 2002. We expended $0.5 million on the investigation of potential acquisitions that were not completed during the year. Executive bonuses declined $0.7 million, to nil, for Fiscal 2003.

Results of operations — year ended March 31, 2002

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

        Operating earnings increased 25% to $44.2 million from $35.5 million. EBITDA increased 19%, to $57.1 million from $47.9 million in the prior year, while EBITDA margins declined 15 basis points to 11.1% of revenue. The decline in margin is the result of lower sales of higher-margin residential property painting and restoration services, as well as reduced levels of activity in the Business Services fulfillment operations, which typically carry 15% EBITDA margins.

        Depreciation for the year ended March 31, 2002 was $11.4 million, up 48% from the previous year, mainly due to the acquisition of Watts. Effective April 1, 2001, the Company adopted SFAS 142, therefore, no goodwill amortization was recorded during the fiscal year. Amortization of intangibles was $1.5 million, compared to $1.6 million in the previous year.

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

        The income tax provision for the year ended March 31, 2002 was approximately 33% of earnings before taxes, compared with 39% in the prior year. The decline in tax rate resulted from two major factors: (i) the increase in pre-tax earnings resulting from the non-amortization of goodwill due to the adoption of SFAS 142, which reduced the effective tax rate and (ii) continuing leverage from the cross-border tax structure implemented in Fiscal 2000.

        The minority interest share of earnings increased to $3.8 million or 18.2% of earnings before minority interest from $3.0 million, or 19.1%, in the prior year. The $0.8 million increase reflects the increase in earnings year-over-year, including the effects of the non-amortization of goodwill as per SFAS 142, which impacted certain non-wholly owned subsidiaries with goodwill on their balance sheets. The decline in minority interest as a percentage of earnings before minority interest resulted from the acquisition of minority interests during the year, including California Closet Company, Inc. and The Continental Group, Ltd.

        Net earnings were $17.0 million, an 11% increase over the prior year (adjusted for SFAS 142), while diluted earnings per share increased 6% to $1.17 (also adjusted for SFAS 142). The increase in diluted earnings per share reflects a 3.8% increase in the weighted average share count as a result of shares issued upon the exercise of stock options and an increase in dilution caused by the 77% increase in the average market price of the Company's shares relative to the prior year.

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

Restatements

        On January 27, 2004, we announced that as a result of a detailed review of the accounting for certain intangible assets, including purchase accounting at the times of acquisition and accounting upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, at April 1, 2001, certain restatements would be made. In particular, we recorded deferred income taxes with respect to franchise intangible assets acquired upon the October 1998 acquisition of California Closet Company, Inc. ("CCC") and the October 1997 acquisition of Paul Davis Restoration, Inc. ("PDR"). In addition, we reevaluated the estimated useful lives of the franchise intangible assets associated with CCC and PDR. It was determined that the amortization of franchise rights should follow the pattern of use, specifically the attrition rate of the franchisees that were present at the dates of acquisition. The amortization of trademarks and trade names was determined to be 35 and 25 years for CCC and PDR, respectively. Previously, all of these assets were treated as indefinite life intangible assets.

        On an annual basis, the impact upon net earnings for the years ended March 31, 2003 and 2002 is $0.4 million comprised of additional amortization expense of $0.8 million less income tax and minority interest effects of $0.4 million. The annual impact on diluted earnings per share for each of these years is $0.03. The cumulative impact of the restatements upon retained earnings as at March 31, 2003 was $1.0 million.

Quarterly results — years ended March 31, 2003 and 2002
(in thousands of U.S. Dollars, except per share amounts)

	Q1	Q2	Q3	Q4	Year
	(restated)	(restated)	(restated)	(restated)	(restated)
FISCAL 2003
Revenues	$146,036	$145,209	$126,684	$124,763	$542,692
Operating earnings	15,103	17,669	4,582	1,530	38,884
Net earnings	7,308	8,795	1,335	1,002	18,440
Net earnings per share:
Basic	$0.53	$0.63	$0.10	$0.07	$1.32
Diluted	0.50	0.60	0.09	0.07	1.27
FISCAL 2002
Revenues	$136,575	$140,468	$117,809	$117,837	$512,689
Operating earnings	15,604	18,912	5,975	3,752	44,243
Net earnings	6,197	8,742	1,641	449	17,029
Net earnings per share:
Basic	$0.46	$0.65	$0.12	$0.03	$1.26
Diluted	0.43	0.60	0.11	0.03	1.17
OTHER DATA
EBITDA—Fiscal 2003	$18,510	$21,163	$8,180	$5,470	$53,323
EBITDA—Fiscal 2002	18,760	22,012	9,215	7,135	57,122

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

Contractual obligations
(In thousands of U.S. Dollars)

	Payments due by period
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

Discussion of critical accounting policies

        Critical accounting policies are those that management deems to be most important to the portrayal of our financial condition and results, and that require management's most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified four critical accounting policies: goodwill impairment testing, acquisition purchase price allocations, amortization of intangible assets, and accounting for income taxes.

        The annual goodwill impairment testing required under SFAS 142 requires judgment on the part of management. Goodwill impairment testing involves making estimates concerning the fair value of reporting units and then comparing the fair value to the carrying amount of each unit. Estimates of fair value can be impacted by sudden changes in the business environment or prolonged economic downturns, and therefore require significant management judgment in their determination.

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

        Amortization of intangible assets requires management to make estimates of useful lives and to select methods of amortization. Useful lives and methods of amortization are determined at the time assets are initially acquired, and then are reevaluated each reporting period. Significant judgment is required to determine whether events and circumstances warrant a revision to remaining periods of amortization. Changes to estimated useful lives and methods of amortization could result in increases or decreases in amortization expense.

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

Forward-looking statements

        This annual report on Form 10-K/A contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created by such legislation. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect" or similar statements. Our actual results may differ materially from such statements. Factors that could result in such differences, among others, are:

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The restated consolidated financial statements, including the notes thereto, set forth in this Item 8 have been revised to reflect the restatements and, except for the revisions, do not reflect events and developments subsequent to March 31, 2003.

        Set forth below is the report of PricewaterhouseCoopers LLP dated May 9, 2003 and January 27, 2004, the consolidated balance sheets of FirstService Corporation as at March 31, 2003 and 2002, the consolidated statements of earnings, shareholders' equity and cash flows for each year in the three year period ended March 31, 2003 and the notes to the consolidated financial statements.

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

        As described in note 3 to the consolidated financial statements, the accompanying consolidated financial statements as of March 31, 2003 and 2002 and for each year in the three-year period ended March 31, 2003 have been restated.

        We also reported separately on May 9, 2003 (January 27, 2004 as to the effects of the restatements described in note 3) to the shareholders of the Company on our audit, conducted in accordance with Canadian generally accepted auditing standards, where we expressed an opinion without reservation on the March 31, 2003 and 2002 consolidated financial statements, prepared in accordance with Canadian generally accepted accounting principles.

/s/ PRICEWATERHOUSECOOPERS LLP
Chartered Accountants

Toronto, Canada
May 9, 2003 (January 27, 2004 as to the effects of the restatements described in note 3)

FIRSTSERVICE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles

	For the years ended March 31
	2003	2002	2001
	(restated— see note 3)	(restated— see notes 3 and 23)	(restated— see note 3)
Revenues	$542,692	$512,689	$424,174
Cost of revenues	372,003	343,415	284,474
Selling, general and administrative expenses (note 6)	118,472	112,348	91,845
Other (income) expense (note 7)	(1,106)	(196)	—
Depreciation and amortization	14,439	12,879	12,328

Operating earnings	38,884	44,243	35,527
Interest	9,032	12,991	9,767

Earnings before income taxes and minority interest	29,852	31,252	25,760
Income taxes (note 15)	8,249	10,441	10,156

Earnings before minority interest	21,603	20,811	15,604
Minority interest share of earnings	3,163	3,782	2,973

Net earnings	$18,440	$17,029	$12,631

Earnings per share (note 16)
Net earnings:
Basic	$1.32	$1.26	$0.97
Diluted	1.27	1.17	0.91

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars)—in accordance with
United States generally accepted accounting principles

	As at March 31
	2003	2002
	(restated— see note 3)	(restated— see note 3)
Assets
Current assets
Cash and cash equivalents	$5,378	$7,332
Accounts receivable, net of an allowance of $5,343 (2002—$4,084)	85,484	88,290
Inventories (note 8)	15,095	10,518
Prepaids and other (note 8)	13,617	12,160
Deferred income taxes (note 15)	2,808	2,571

	122,382	120,871

Other receivables (note 9)	5,839	4,908
Interest rate swap (note 18)	6,279	—
Fixed assets (note 10)	46,600	45,367
Other assets (note 10)	2,777	5,411
Deferred income taxes (note 15)	103	972
Intangible assets (note 11)	31,427	28,132
Goodwill (note 12)	173,624	160,268

	266,649	245,058

	$389,031	$365,929

Liabilities
Current liabilities
Accounts payable	$22,564	$20,587
Accrued liabilities (note 8)	34,270	38,269
Income taxes payable	1,209	2,259
Unearned revenue	8,369	9,654
Long-term debt—current (note 13)	3,030	7,193
Deferred income taxes (note 15)	1,066	583

	70,508	78,545

Long-term debt less current portion (note 13)	161,889	158,418
Interest rate swap (note 18)	—	2,070
Deferred income taxes (note 15)	19,404	16,353
Minority interest	13,824	11,322

	195,117	188,163

Shareholders' equity
Capital stock (note 14)	60,571	57,712
Issued and outstanding 13,501,343 (2002—13,112,418) Subordinate Voting Shares and 662,847 (2002—662,847) convertible Multiple Voting Shares
Receivables pursuant to share purchase plan (note 14)	(2,434)	(2,630)
Retained earnings	62,948	44,765
Cumulative other comprehensive earnings (loss)	2,321	(626)

	123,406	99,221

	$389,031	$365,929

Commitments and contingencies (note 19)

On behalf of the Board,

/s/ JAY S. HENNICK Director	/s/ PETER F. COHEN Director

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSERVICE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands of U.S. Dollars)—in accordance with
United States generally accepted accounting principles

	Issued and outstanding shares (note 14)	Capital stock (note 14)	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2000, as previously reported	12,989,530	$53,849	$(3,294)	$15,614	$2,169	$68,338
Restatement adjustment	—	—	—	(160)	—	(160)

Balance, March 31, 2000, as restated (see note 3)	12,989,530	$53,849	$(3,294)	$15,454	$2,169	$68,178

Comprehensive earnings:
Net earnings	—	—	—	12,631	—	12,631
Foreign currency translation adjustments (note 17)	—	—	—	—	(2,352)	(2,352)

Comprehensive earnings						10,279

Subordinate Voting Shares:
Issued for purchase of minority interest	69,360	649	—	—	—	649
Stock options exercised	158,850	580	—	—	—	580
Purchased for cancellation	(49,500)	(215)	—	(349)	—	(564)
Cash payments on share purchase plan	—	—	98	—	—	98

Balance, March 31, 2001 (restated—see note 3)	13,168,240	54,863	(3,196)	27,736	(183)	79,220

Comprehensive earnings:
Net earnings	—	—	—	17,029	—	17,029
Foreign currency translation adjustments (note 17)	—	—	—	—	(443)	(443)

Comprehensive earnings						16,586

Subordinate Voting Shares:
Stock options exercised	607,025	2,849	—	—	—	2,849
Cash payments on share purchase plan	—	—	566	—	—	566

Balance, March 31, 2002 (restated—see note 3)	13,775,265	57,712	(2,630)	44,765	(626)	99,221

Comprehensive earnings:
Net earnings	—	—	—	18,440	—	18,440
Foreign currency translation adjustments (note 17)	—	—	—	—	2,947	2,947

Comprehensive earnings						21,387

Subordinate Voting Shares:
Stock options exercised	421,625	3,002	—	—	—	3,002
Purchased for cancellation	(32,700)	(143)	—	(257)	—	(400)
Cash payments on share purchase plan	—	—	196	—	—	196

Balance, March 31, 2003 (restated—see note 3)	14,164,190	$60,571	$(2,434)	$62,948	$2,321	$123,406

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars)—in accordance with
United States generally accepted accounting principles

	For the years ended March 31
	2003	2002	2001
	(restated— see note 3)	(restated— see note 3)	(restated— see note 3)
Cash provided by (used in)
Operating activities
Net earnings	$18,440	$17,029	$12,631
Items not affecting cash:
Depreciation and amortization	14,439	12,879	12,328
Deferred income taxes	2,804	153	748
Minority interest share of earnings	3,163	3,782	2,973
Write-off of financing fees on early debt retirement	—	1,375	—
Other	(287)	471	451
Changes in operating assets and liabilities:
Accounts receivable	9,550	(6,746)	(5,235)
Inventories	(4,239)	(658)	(450)
Prepaids and other	(918)	(1,908)	(1,270)
Accounts payable	(609)	(2,047)	3,304
Accrued liabilities	(6,738)	279	(4,103)
Income taxes payable	(914)	489	2,520
Unearned revenue	(2,137)	(133)	(1,607)

Net cash provided by operating activities	32,554	24,965	22,290

Investing activities
Acquisitions of businesses, net of cash acquired	(9,907)	(15,363)	(40,583)
Purchases of minority shareholders' interests	(6,352)	(4,623)	(4,070)
Purchases of fixed assets	(10,660)	(15,611)	(10,502)
Purchases of intangible assets	(743)	(1,153)	(221)
Decrease in other assets	2,069	683	130
(Increase) decrease in other receivables	(578)	80	(705)

Net cash used in investing activities	(26,171)	(35,987)	(55,951)

Financing activities
Increases in long-term debt	14,946	168,817	43,374
Repayments of long-term debt	(28,683)	(155,246)	(7,006)
Financing fees paid	—	(3,030)	—
Proceeds received on exercise of stock options	3,002	2,849	580
Repayment of receivables pursuant to share purchase plan	196	566	98
Repurchases of Subordinate Voting Shares	(400)	—	(564)
Dividends paid to minority shareholders of subsidiaries	(191)	(139)	(475)

Net cash (used in) provided by financing activities	(11,130)	13,817	36,007

Effect of exchange rate changes on cash	2,793	(578)	(528)

(Decrease) increase in cash and cash equivalents during the year	(1,954)	2,217	1,818
Cash and cash equivalents, beginning of year	7,332	5,115	3,297

Cash and cash equivalents, end of year	$5,378	$7,332	$5,115

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

        Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

Management contracts and other	straight-line over life of contract
Customer lists and relationships	straight line over 2 to 15 years
Trademarks and trade names	straight-line over 25 to 35 years
Franchise rights	by pattern of use

        The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the excess of the carrying amount of the asset over fair value calculated using discounted expected future cash flows.

        Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired, in which case the carrying value of the asset is written down to fair value. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any.

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

3.     Restatements

        As a result of a detailed review of the accounting for certain intangible assets, including purchase accounting at the times of acquisition and accounting upon the adoption of SFAS 142 at April 1, 2001, the Company has made certain restatements. In particular, the Company recorded deferred income taxes with respect to franchise intangible assets acquired upon the October 1998 acquisition of California Closet Company, Inc. ("CCC") and the October 1997 acquisition of Paul Davis Restoration, Inc. ("PDR"). In addition, the Company reevaluated the estimated useful lives of the franchise intangible assets associated with CCC and PDR. It was determined that the amortization of franchise rights should follow the pattern of use, specifically the attrition rate of the franchisees that were present at the dates of acquisition. The amortization of trademarks and trade names was determined to be 35 and 25 years for CCC and PDR, respectively. Previously, all of these assets were treated as indefinite life intangible assets.

        The following presents the impact on net earnings of the restatement adjustments for the years ended March 31, 2003, 2002, 2001 and prior years.

	2003	2002	2001	Prior years
Net earnings as previously reported	$18,836	$17,414	$12,707
Adjustments:
Amortization expense	(822)	(800)	(399)	(765)
Income tax recovery	345	336	308	572
Minority interest	81	79	15	33

Restated net earnings	$18,440	$17,029	$12,631

        The consolidated balance sheets as at March 31, 2003 and 2002 were restated to reflect the recognition of deferred income taxes related to the CCC and PDR franchise intangible assets. This resulted in an increase to goodwill and an increase to deferred income taxes long-term liability. In addition, the balance sheets were restated to take into account the amortization expense, income tax recovery, minority interest, and effect on retained earnings resulting from the restatement adjustments to net earnings described in the chart above. A reconciliation of the consolidated balance sheets at March 31, 2003 and 2002 follows.

	As at March 31, 2003
	As previously reported	Restatement adjustment	Restated
Assets
Current assets
Cash and cash equivalents	$5,378	$—	$5,378
Accounts receivable	85,484	—	85,484
Inventories	15,095	—	15,095
Prepaids and other	13,617	—	13,617
Deferred income taxes	2,808	—	2,808

	122,382	—	122,382

Other receivables	5,839	—	5,839
Interest rate swap	6,279	—	6,279
Fixed assets	46,600	—	46,600
Other assets	2,777	—	2,777
Deferred income taxes	103	—	103
Intangible assets	33,539	(2,112)	31,427
Goodwill	164,610	9,014	173,624

	259,747	6,902	266,649

	$382,129	$6,902	$389,031

Liabilities
Current liabilities
Accounts payable	$22,564	$—	$22,564
Accrued liabilities	34,270	—	34,270
Income taxes payable	1,209	—	1,209
Unearned revenue	8,369	—	8,369
Long-term debt—current	3,030	—	3,030
Deferred income taxes	1,066	—	1,066

	70,508	—	70,508

Long-term debt less current portion	161,889	—	161,889
Interest rate swap	—	—	—
Deferred income taxes	11,277	8,127	19,404
Minority interest	14,032	(208)	13,824

	187,198	7,919	195,117

Shareholders' equity
Capital stock	60,571	—	60,571
Receivables pursuant to share purchase plan	(2,434)	—	(2,434)
Retained earnings	63,965	(1,017)	62,948
Cumulative other comprehensive earnings	2,321	—	2,321

	124,423	(1,017)	123,406

	$382,129	$6,902	$389,031

	As at March 31, 2002
	As previously reported	Restatement adjustment	Restated
Assets
Current assets
Cash and cash equivalents	$7,332	$—	$7,332
Accounts receivable	88,290	—	88,290
Inventories	10,518	—	10,518
Prepaids and other	12,160	—	12,160
Deferred income taxes	2,571	—	2,571

	120,871	—	120,871

Other receivables	4,908	—	4,908
Interest rate swap	—	—	—
Fixed assets	45,367	—	45,367
Other assets	5,411	—	5,411
Deferred income taxes	972	—	972
Intangible assets	29,422	(1,290)	28,132
Goodwill	151,254	9,014	160,268

	237,334	7,724	245,058

	$358,205	$7,724	$365,929

Liabilities
Current liabilities
Accounts payable	$20,587	$—	$20,587
Accrued liabilities	38,269	—	38,269
Income taxes payable	2,259	—	2,259
Unearned revenue	9,654	—	9,654
Long-term debt—current	7,193	—	7,193
Deferred income taxes	583	—	583

	78,545	—	78,545

Long-term debt less current portion	158,418	—	158,418
Interest rate swap	2,070	—	2,070
Deferred income taxes	7,881	8,472	16,353
Minority interest	11,449	(127)	11,322

	179,818	8,345	188,163

Shareholders' equity
Capital stock	57,712	—	57,712
Receivables pursuant to share purchase plan	(2,630)	—	(2,630)
Retained earnings	45,386	(621)	44,765
Cumulative other comprehensive loss	(626)	—	(626)

	99,842	(621)	99,221

	$358,205	$7,724	$365,929

4.    Adoption of SFAS 142

        SFAS 142 was adopted effective April 1, 2001. Had the provisions of SFAS 142 been applied for the year ended March 31, 2001, the Company's comparative earnings and earnings per share would be as follows:

	2003	2002	2001
Reported net earnings	$18,440	$17,029	$12,631
Goodwill amortization, net of income taxes	—	—	2,884
Minority interest	—	—	(232)

Adjusted net earnings	$18,440	$17,029	$15,283

Net earnings per share:
Basic
Reported	$1.32	$1.26	$0.97
Goodwill amortization, net of income taxes	—	—	0.22
Minority interest	—	—	(0.02)

Adjusted	$1.32	$1.26	$1.17

Diluted
Reported	$1.27	$1.17	$0.91
Goodwill amortization, net of income taxes	—	—	0.21
Minority interest	—	—	(0.02)

Adjusted	$1.27	$1.17	$1.10

5.    Business acquisitions

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

        Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses achieve specified earnings levels during the two—to four-year periods following the dates of acquisition. Such contingent consideration is issued at the expiration of the contingency period. As at March 31, 2003, there was contingent consideration outstanding of up to $12,700 ($21,300 as at March 31, 2002).

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

	2003	2002
	(unaudited)
Pro forma revenue	$556,075	$538,416
Pro forma net earnings	19,066	18,680
Pro forma earnings per share:
Basic	$1.37	$1.39
Diluted	1.31	1.29

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that would have actually resulted had the combinations been in effect at the beginning of each year or of future results of operations.

6.    Unusual item

        During the year, the Company received $4,228 (2002 and 2001—nil) of executive life insurance proceeds upon the deaths of two senior management employees, one in the Business Services segment in the amount of $3,228 and one in Residential Property Management in the amount of $1,000. The amounts received were recorded as reductions of selling, general and administrative costs.

7.    Other income

        In March 2003, the Company sold a 7.5% interest in Paul Davis Restoration, Inc. ("PDR") to two officers of PDR, resulting on a gain on sale of $1,106. In 2002, the Company recorded gains totaling $196 relating to the sale of shares of two subsidiaries (2001—nil).

8.    Components of working capital accounts

	2003	2002
Inventories
Work-in-progress	$6,009	$2,445
Finished goods	4,560	4,642
Supplies and other	4,222	3,143
Small equipment	304	288

	$15,095	$10,518

	2003	2002
Prepaids and other
Insurance	$3,108	$2,562
Advertising	2,441	2,467
Transportation	1,248	234
Security deposits	1,129	1,216
Other	5,691	5,681

	$13,617	$12,160

Accrued liabilities
Accrued payroll and benefits	$16,707	$15,360
Customer advances	10,663	14,838
Costs to restructure operations of acquired subsidiary	1,667	2,089
Other	5,233	5,982

	$34,270	$38,269

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

9.    Other receivables

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

  (c)
  $1,914 (2002—$1,800) of interest bearing franchise fees receivable from franchisees in the Consumer Services segment.

10.    Fixed assets and other assets

	Cost	Accumulated depreciation/ Amortization	Net 2003
Fixed assets
Land	$2,234	$—	$2,234
Buildings	7,228	1,156	6,072
Vehicles	16,788	10,182	6,606
Furniture and equipment	36,345	23,112	13,233
Computer equipment and software	24,835	14,397	10,438
Enterprise system software	4,549	2,402	2,147
Leasehold improvements	11,612	5,742	5,870

Total	$103,591	$56,991	$46,600

Other assets
Investments	$756	$—	$756
Financing fees	3,119	1,098	2,021

Total	$3,875	$1,098	$2,777

	Cost	Accumulated depreciation/ Amortization	Net 2002
2002
Fixed assets
Land	$2,209	$—	$2,209
Buildings	6,790	834	5,956
Vehicles	15,153	9,169	5,984
Furniture and equipment	33,430	19,476	13,954
Computer equipment and software	20,349	11,184	9,165
Enterprise system software	4,377	1,669	2,708
Leasehold improvements	10,034	4,643	5,391

Total	$92,342	$46,975	$45,367

Other assets
Funds held in trust	$1,892	$—	$1,892
Investments	850	—	850
Financing fees	3,030	361	2,669

Total	$5,772	$361	$5,411

        Included in fixed assets are vehicles under capital lease at a cost of $5,846 (2002—$5,697) with a net book value of $3,130 (2002—$2,542), furniture and equipment under capital lease at a cost of $882 (2002—$743) and net book value of $497 (2002—$435) and computer equipment and software under capital lease at a cost of $822 (2002—$757) with a net book value of $393 (2002—$604).

11.    Intangible assets

	Gross carrying amount	Accumulated amortization	Net 2003
2003
Management contracts and other	$2,085	$1,067	$1,018
Customer lists and relationships	6,506	1,122	5,384
Trademarks and trade names	11,327	970	10,357
Franchise rights	16,464	1,796	14,668

	36,382	4,955	31,427

	Gross carrying amount	Accumulated amortization	Net 2002
2002
Management contracts and other	$2,376	$1,639	$737
Customer lists and relationships	2,536	733	1,803
Trademarks and trade names	11,327	592	10,735
Franchise rights	15,870	1,013	14,857

	32,109	3,977	28,132

        During the year ended March 31, 2003, the company acquired the following intangible assets:

	Amount	Weighted average amortization period in years
Amortized intangible assets
Management contracts and other	$259	12
Customer lists and relationships	4,407	10
Franchise rights	392	12

	$5,058	10

        The following is the estimated annual amortization expense for each of the next five years ending March 31:

2004	$2,100
2005	1,841
2006	1,632
2007	1,632
2008	1,417

12.    Goodwill

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Balance, April 1, 2001	$48,268	$21,774	$23,982	$45,654	$—	$139,678
Goodwill resulting from adjustments to purchase price allocations	101	(166)	(255)	2,180	—	1,860
Goodwill resulting from contingent acquisition payments	3,363	1,853	—	2,209	—	7,425
Goodwill resulting from purchases of minority shareholders' interests	2,143	—	2,056	—	—	4,199
Goodwill acquired during year	1,608	1,351	1,775	2,372	—	7,106

Balance, March 31, 2002	55,483	24,812	27,558	52,415	—	160,268

Goodwill resulting from adjustments to purchase price allocations	(238)	69	(143)	19	—	(293)
Goodwill resulting from contingent acquisition payments	1,450	1,693	—	—	—	3,143
Goodwill resulting from purchases of minority shareholders' interests	3,013	380	—	960	—	4,353
Goodwill acquired during year	2,557	—	2,208	—	—	4,765
Foreign exchange	—	34	149	1,205	—	1,388

Balance, March 31, 2003	$62,265	$26,988	$29,772	$54,599	$—	$173,624

13.    Long-term debt

	2003	2002
Revolving credit facility of $140,000 U.S., of which up to $40,000 U.S. may be drawn in Canadian funds, $14,000 U.S. due June 24, 2005 and the balance due June 24, 2006	$52,026	$56,160
8.06% Senior Secured Notes due June 29, 2011	100,000	100,000
Adjustment to Senior Secured Notes resulting from interest rate swaps	6,279	(2,070)
Capital leases bearing interest ranging from 5% to 10%, maturing at various dates through 2007	3,478	3,132
Other long-term debt bearing interest primarily at 8%, maturing at various dates through 2008	3,136	8,389

	164,919	165,611
Less: current portion	3,030	7,193

	$161,889	$158,418

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

14.    Capital stock

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

        The Company has $2,434 ($3,439 Cdn.) (2002—$2,630 ($3,714 Cdn.)) of interest bearing loans related to the purchase of 387,500 Subordinate Voting Shares (2002—412,500 shares). The loans, which are collateralized by the shares issued, have a five—or ten-year term from the grant date, however, they are open for repayment at any time. The maturities of these loans are as follows, for the years ending March 31.

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

        The number of Subordinate Voting Shares issuable under options and the average option prices per share are as follows:

	Shares issuable under options			Weighted average price per share ($U.S.)
	2003	2002	2001	2003	2002	2001
Shares issuable under options—Beginning of year	2,119,115	2,119,640	1,879,200	$13.20	$8.57	$8.02
Granted	101,500	625,000	419,790	15.58	20.93	12.69
Exercised for cash	(421,625)	(607,025)	(158,850)	7.41	4.70	3.69
Expired or forfeited	(16,000)	(18,500)	(20,500)	19.00	7.25	10.28

Shares issuable under options—End of year	1,782,990	2,119,115	2,119,640	$15.95	$13.20	$8.57

Options exercisable—End of year	876,506	925,498	1,117,624

	Weighted average price per share ($Cdn.)
	2003	2002	2001
Shares issuable under options—Beginning of year	$21.05	$13.52	$11.62
Granted	24.14	32.77	19.08
Exercised for cash	11.48	7.35	5.55
Expired or forfeited	29.43	11.35	15.46

Shares issuable under options—End of year	$23.41	$21.05	$13.52

        The weighted average fair value of options granted in 2003, 2002 and 2001 was $5.10 ($7.90 Cdn.), $6.59 ($10.31 Cdn.) and $4.84 ($7.28 Cdn.) per share, respectively.

        The options outstanding as at March 31, 2003 to purchase Subordinate Voting Shares are as follows:

	Options outstanding			Options exercisable
Range of exercise prices ($U.S.)	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($U.S.)	Number exercisable	Weighted average exercise price ($U.S.)
$9.24 to $11.68	574,165	1.72	$11.10	371,156	$11.08
$11.96 to $14.62	564,825	2.25	13.45	349,450	13.15
$15.70 to $23.14	644,000	3.56	22.46	155,900	22.41

	1,782,990	2.50	$15.95	876,506	$13.92

	Options outstanding			Options exercisable
Range of exercise prices ($Cdn.)	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($Cdn.)	Number exercisable	Weighted average exercise price ($Cdn.)
$14.25 to $17.25	574,165	1.72	$16.29	371,156	$16.27
$18.00 to $22.50	564,825	2.25	19.75	349,450	19.30
$25.00 to $36.89	644,000	3.56	32.97	155,900	32.89

	1,782,990	2.50	$23.41	876,506	$20.43

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

	2003	2002	2001
Pro forma net earnings	$16,261	$15,885	$11,661
Pro forma net earnings per share:
Basic	$1.17	$1.18	$0.90
Diluted	1.12	1.09	0.84
Assumptions:
Risk-free interest rate	4.5%	5.0%	5.5%
Expected life in years	4.4	4.0	4.5
Volatility	30%	30%	35%
Dividend yield	0.0%	0.0%	0.0%

15.    Income taxes

        Income taxes differ from the amounts that would be obtained by applying the statutory rate to the respective years' earnings before taxes. These differences result from the following items:

	2003	2002	2001
Income tax expense using combined statutory rates of approximately 40% (2002—41%; 2001—44%)	$11,925	$12,791	$11,201
Non-deductible expenses:
Amortization of goodwill and intangibles	—	—	1,085
Loss not tax effected	—	443	—
Other	735	250	210
Non-taxable proceeds of life insurance policies	(1,691)	—	—
Foreign tax rate reduction	(2,720)	(3,043)	(2,340)

Provision for income taxes as reported	$8,249	$10,441	$10,156

        Earnings before income taxes and minority interest by tax jurisdiction comprise the following:

	2003	2002	2001
Canada	$15,180	$12,537	$7,494
United States	14,672	18,715	18,266

Total	$29,852	$31,252	$25,760

        The provision for income taxes comprises the following:

	2003	2002	2001
Current
Canada	$2,212	$3,426	$2,664
United States	5,129	6,862	6,744

	7,341	10,288	9,408

Deferred
Canada	585	(1,130)	633
United States	323	1,283	115

	908	153	748

Total	$8,249	$10,441	$10,156

        The significant components of deferred income taxes are as follows:

	2003	2002
Deferred income tax assets
Expenses not currently deductible	$900	$1,100
Provision for doubtful accounts	410	507
Inventory and other reserves	350	427
Loss carry-forwards	1,251	1,509

	2,911	3,543

Deferred income tax liabilities
Depreciation and amortization	18,277	15,391
Prepaid and other expenses deducted for tax purposes	865	583
Financing fees	1,328	962

	20,470	16,936

Net deferred income tax liability	$(17,559)	$(13,393)

        Cumulative undistributed earnings of U.S. subsidiaries approximated $39,933 as at March 31, 2003 (2002 -$31,078).

16.    Shares outstanding for earnings per share calculations

	2003	2002	2001
Shares issued and outstanding at beginning of year	13,775,265	13,168,240	12,989,530
Weighted average number of shares:
Issued in the year	148,141	397,077	117,728
Repurchased in the year	(2,346)	—	(33,396)

Weighted average number of shares used in computing basic earnings per share	13,921,060	13,565,317	13,073,862
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	576,485	1,034,551	767,134

Number of shares used in computing diluted earnings per share	14,497,545	14,599,868	13,840,996

17.    Other supplemental information

	2003	2002	2001
Products and services segmentation
Revenue
Products	$96,219	$75,337	$54,091
Services	446,473	437,352	370,083

Total	542,692	512,689	424,174

Cost of revenue
Products	$57,633	$46,060	$36,557
Services	314,370	297,355	247,917

Total	372,003	343,415	284,474

Franchised operations
Revenue	$57,497	$54,173	$55,661

Operating earnings	11,121	9,283	7,999

Initial franchise fee revenue	3,822	2,951	4,157

Cash payments made during the year
Income taxes	$7,667	$10,649	$4,308

Interest	7,916	9,633	9,616

Non-cash financing activities
Increases in capital lease obligations	$1,565	$1,965	$1,170

Issuance of Subordinate Voting Shares to acquire minority interest	—	—	649

Depreciation and amortization expense
Fixed assets	$12,369	$11,394	$7,708
Goodwill	—	—	3,067
Intangible assets	2,070	1,485	1,553

	$14,439	$12,879	$12,328

Other expenses
Advertising expense	$12,066	$9,582	$8,264

Rent expense	14,756	13,943	10,599

        The foreign currency translation adjustment for the year ended March 31, 2003 is net of current income taxes of nil on realized exchange gains for income tax purposes (2002—nil) (2001—$444).

18.    Financial instruments

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

19.    Commitments and contingencies

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

20.    Related party transactions

        During the year, the Company paid $847 (2002—$465) in rent to entities controlled by an officer and a director of the Company. In addition, the Company paid $853 (2002—$648) in rent to minority shareholders of subsidiaries. The transactions were completed at market rates.

21.    Segmented information

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

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
2003
Revenues	$214,965	$107,548	$93,417	$126,373	$389	$542,692

Depreciation and amortization	4,089	1,502	3,078	5,620	150	14,439

Operating earnings	10,531	5,834	13,344	14,153	(4,978)	38,884

Interest expense						(9,032)
Income taxes						(8,249)
Minority interest						(3,163)

Net earnings						$18,440

Total assets	$107,998	$64,803	$83,923	$117,432	$14,875	$389,031

Total additions to long-lived assets	$10,991	$3,942	$7,749	$7,781	$41	$30,504

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
2002
Revenues	$205,376	$95,507	$83,964	$127,478	$364	$512,689

Depreciation and amortization	3,716	1,377	2,706	4,964	116	12,879

Operating earnings	15,118	5,158	11,140	17,412	(4,585)	44,243

Interest expense						(12,991)
Income taxes						(10,441)
Minority interest						(3,782)

Net earnings						$17,029

Total assets	$106,268	$57,515	$77,060	$117,874	$7,212	$365,929

Total additions to long-lived assets	$13,237	$5,154	$8,984	$13,365	$478	$41,218

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
2001
Revenues	$181,730	$81,007	$78,838	$82,346	$253	$424,174

Depreciation and amortization	4,505	1,371	2,954	3,397	101	12,328

Operating earnings	13,546	4,654	9,548	12,491	(4,712)	35,527

Interest expense						(9,767)
Income taxes						(10,156)
Minority interest						(2,973)

Net earnings						$12,631

Total assets	$84,332	$42,033	$63,818	$124,580	$7,420	$322,183

Total additions to long-lived assets	$15,652	$10,194	$8,535	$25,796	$—	$60,177

        Geographic information    Revenues in each geographic segment are reported by customer location.

	2003	2002	2001
Canada
Revenues	$169,135	$168,669	$119,372

Total long-lived assets	$68,710	$53,082	$49,651

United States
Revenues	$373,557	$344,020	$304,802

Total long-lived assets	$182,941	$180,685	$155,834

Consolidated
Revenues	$542,692	$512,689	$424,174

Total long-lived assets	$251,651	$233,767	$205,485

22.    Comparative amounts

        Certain comparative amounts in the consolidated balance sheets and notes to the consolidated financial statements have been reclassified to conform with the current year's presentation.

23.    Impact of recently issued accounting standards

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

ITEM 9A.    CONTROLS AND PROCEDURES

        The disclosure below, included under Item 14 in the Originally Filed 10-K, has been updated to reflect recent SEC pronouncements.

  a)
  Evaluation of disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

  b)
  Changes in internal control over financial reporting.    As of the end of the period covered by this annual report, there were no changes in the Company's internal control over financial reporting that occurred during the period covered by this annual report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

  c)
  Limitations on the effectiveness of controls.    FirstService's management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

FIRSTSERVICE CORPORATION Registrant
February 11, 2004	/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

Name and signature	Title	Date

/s/ JAY S. HENNICK Jay S. Hennick	President, Chief Executive Officer and Director (Principal executive officer)	February 11, 2004
/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 11, 2004
/s/ DAVID R. BEATTY David R. Beatty	Director	February 11, 2004
/s/ BRENDAN CALDER Brendan Calder	Director	February 11, 2004
/s/ PETER F. COHEN Peter F. Cohen	Director	February 11, 2004
/s/ STEVEN ROGERS Steven Rogers	Director	February 11, 2004

INDEX TO EXHIBITS

Exhibit #	Description
3.1	Articles of Incorporation and Amendment. Incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on August 12, 1999.
3.2	By-Laws and Amendments. Incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on August 12, 1999.
10.1	Credit Facility dated April 1, 1999 among the Company and a syndicate of bank lenders. Incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on August 12, 1999.
10.2	FirstService Corporation Amended Stock Option Plan #2. Incorporated by reference to Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.
10.3	FirstService Corporation Amended Share Purchase Plan #2. Incorporated by reference to Form 10-K for the year ended March 31, 2000, filed on June 29, 2000.
10.4
Amended and Restated Credit Agreement dated June 21, 2001 among the Company and a syndicate of bank lenders. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.
10.5	Note and Guarantee Agreement—$100 million U.S. 8.06% Guaranteed Senior Secured Notes due 2011. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.
31.1-31.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1-32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

FIRSTSERVICE CORPORATION Annual Report on Form 10-K/A March 31, 2003
INDEX
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
FIRSTSERVICE CORPORATION CONSOLIDATED STATEMENTS OF EARNINGS (in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles
FIRSTSERVICE CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands of U.S. Dollars)—in accordance with United States generally accepted accounting principles
FIRSTSERVICE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands of U.S. Dollars)—in accordance with United States generally accepted accounting principles
FIRSTSERVICE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of U.S. Dollars)—in accordance with United States generally accepted accounting principles
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in thousands of U.S. Dollars, except per share amounts)—in accordance with United States generally accepted accounting principles
PART IV
SIGNATURES
INDEX TO EXHIBITS