Form 10-Q/A
period 2003-06-30
FIRSTSERVICE CORP
filed 2004-02-11
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory note

        This Amendment No. 1 to our report on Form 10-Q for the quarter ended June 30, 2003, initially filed with the Securities and Exchange Commission ("SEC") on July 25, 2003 (the "Originally Filed 10-Q"), is being filed to reflect restatements of the consolidated financial statements for the three month periods ended June 30, 2003 and 2002, and as at June 30, 2003 and March 31, 2003.

        The restatements are the result of a detailed review of the accounting for certain intangible assets, including purchase accounting and accounting upon the adoption of FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The restatements affect the following accounts: goodwill, intangible assets, deferred income tax liabilities, minority interest, amortization expense and income tax expense. For a complete description of the restatements, please see note 3 to the consolidated financial statements included in Item 1.

        This Amendment No. 1 amends and restates Items 1,2 and 6 of the Originally Filed 10-Q, and no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each Item of this Amendment No. 1 sets forth the nature of the revisions to that Item.

        We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to March 31, 2003, and the consolidated financial statements, auditors' reports and related financial information for the affected periods should no longer be relied upon.

        For a discussion of events and developments subsequent to June 30, 2003, see:

  •
  Our amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, which contains unaudited restated consolidated financial statements for the three and six months ended September 30, 2003 and 2002. This amended report was filed concurrently with this Amendment No. 1.

  •
  Our other filings made subsequent to June 30, 2003 available at the SEC's website www.sec.gov.

FIRSTSERVICE CORPORATION

Form 10-Q/A
for the quarterly period ended June 30, 2003

INDEX

Page
PART I FINANCIAL INFORMATION
ITEM 1. ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES	21

PART I    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements, including the notes thereto, have been revised to reflect restatements, and except for these revisions, do not reflect events and developments subsequent to June 30, 2003.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except per share amounts)  — in accordance with
U.S. generally accepted accounting principles

	Three-month period ended June 30
	2003	2002
	(restated — see note 3)	(restated — see note 3)
Revenues	$157,797	$146,036
Cost of revenues	106,275	96,191
Selling, general and administrative expenses	34,414	31,335
Depreciation	3,410	3,006
Amortization	646	401

Operating earnings	13,052	15,103
Interest	2,070	2,349

Earnings before income taxes and minority interest	10,982	12,754
Income taxes	3,325	4,191

Earnings before minority interest	7,657	8,563
Minority interest share of earnings	1,245	1,255

Net earnings	$6,412	$7,308

Earnings per share:
Basic	$0.45	$0.53
Diluted	0.45	0.50

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	June 30, 2003	March 31, 2003
	(restated — see note 3)	(restated — see note 3)
Assets
Current assets
Cash and cash equivalents	$12,248	$5,378
Accounts receivable, net	98,029	85,484
Inventories	13,661	15,095
Prepaids and other assets	12,278	13,617
Deferred income taxes	2,138	2,808

	138,354	122,382

Other receivables	7,564	5,839
Interest rate swaps	8,311	6,279
Fixed assets	49,363	46,600
Other assets	2,696	2,777
Deferred income taxes	—	103
Intangible assets	31,035	31,427
Goodwill	174,648	173,624

	273,617	266,649

	$411,971	$389,031

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,362	$22,564
Accrued liabilities	39,237	34,270
Income taxes payable	2,751	1,209
Unearned revenues	8,986	8,369
Long-term debt — current	3,564	3,030
Deferred income taxes	659	1,066

	79,559	70,508

Long-term debt — non-current	164,042	161,889
Deferred income taxes	19,494	19,404
Minority interest	15,080	13,824

	198,616	195,117
Shareholders' equity
Capital stock	60,665	60,571
Receivables pursuant to share purchase plan	(2,434)	(2,434)
Retained earnings	69,360	62,948
Cumulative other comprehensive earnings	6,205	2,321

	133,796	123,406

	$411,971	$389,031

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND CUMULATIVE OTHER COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)
(in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2002, as previously reported	13,775,265	$57,712	$(2,630)	$45,386	$(626)	$99,842
Restatement adjustment	—	—	—	(621)	—	(621)

Balance, March 31, 2002, as restated (see note 3)	13,775,265	57,712	(2,630)	44,765	(626)	99,221

Comprehensive earnings:
Net earnings	—	—	—	7,308	—	7,308
Foreign currency translation adjustments	—	—	—	—	1,541	1,541

Comprehensive earnings						8,849

Subordinate Voting Shares:
Stock options exercised	60,500	327	—	—	—	327

Balance, June 30, 2002 (restated — see note 3)	13,835,765	$58,039	$(2,630)	$52,073	$915	$108,397

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings	Total shareholders' equity
Balance, March 31, 2003, as previously reported	14,164,190	$60,571	$(2,434)	$63,965	$2,321	$124,423
Restatement adjustment	—	—	—	(1,017)	—	(1,017)

Balance, March 31, 2003, as restated (see note 3)	14,164,190	60,571	(2,434)	62,948	2,321	123,406

Comprehensive earnings:
Net earnings	—	—	—	6,412	—	6,412
Foreign currency translation adjustments	—	—	—	—	3,884	3,884

Comprehensive earnings						10,296

Subordinate Voting Shares:
Stock options exercised	5,500	94	—	—	—	94

Balance, June 30, 2003 (restated — see note 3)	14,169,690	$60,665	$(2,434)	$69,360	$6,205	$133,796

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Three-month period ended June 30
	2003	2002
	(restated — see note 3)	(restated — see note 3)
Cash provided by (used in)
Operating activities
Net earnings	$6,412	$7,308
Items not affecting cash:
Depreciation and amortization	4,056	3,407
Deferred income taxes	454	(1,126)
Minority interest share of earnings	1,245	1,255
Other	155	142
Changes in operating assets and liabilities:
Accounts receivable	(7,030)	(9,079)
Inventories	1,625	848
Prepaids and other assets	1,822	1,374
Accounts payable and other accrued liabilities	3,327	(918)
Unearned revenues	50	4,241

Net cash provided by operating activities	12,116	7,452

Investing activities
Acquisition of businesses, net of cash acquired	—	(63)
Purchases of minority shareholders' interests	—	(1,841)
Purchases of fixed assets	(4,756)	(3,738)
Purchases of intangibles and other assets	(165)	(365)
Increase in other receivables	(1,514)	(421)

Net cash used in investing activities	(6,435)	(6,428)

Financing activities
Increases in long-term debt	2,433	3,726
Repayments of long-term debt	(3,484)	(2,783)
Issuance of Subordinate Voting Shares	94	327
Dividends paid to minority shareholders of subsidiaries	(37)	(92)

Net cash (used in) provided by financing activities	(994)	1,178

Effect of exchange rate changes on cash and cash equivalents	2,183	929

Increase in cash and cash equivalents during the period	6,870	3,131
Cash and cash equivalents, beginning of period	5,378	7,332
Cash and cash equivalents, end of period	$12,248	$10,463

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

        In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and cash flows for the three-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2003 contained in the Company's Form 10-K/A as filed with the SEC.

        3. RESTATEMENTS — As a result of a detailed review of the accounting for certain intangible assets, including purchase accounting at the times of acquisition and accounting upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, at April 1, 2001, the Company has made certain restatements. In particular, the Company recorded deferred income taxes with respect to franchise intangible assets acquired upon the October 1998 acquisition of California Closet Company, Inc. ("CCC") and the October 1997 acquisition of Paul Davis Restoration, Inc. ("PDR"). In addition, the Company reevaluated the estimated useful lives of the franchise intangible assets associated with CCC and PDR. It was determined that the amortization of franchise rights should follow the pattern of use, specifically the attrition rate of the franchisees that were present at the dates of acquisition. The amortization of trademarks and trade names was determined to be 35 and 25 years for CCC and PDR, respectively. Previously, all of these assets were treated as indefinite life intangible assets.

        The following presents the impact on net earnings of the restatement adjustments for the quarters ended June 30, 2003 and 2002.

	2003	2002
Net earnings, as previously reported	$6,511	$7,408
Adjustments:
Amortization expense	(206)	(206)
Income tax recovery	87	86
Minority interest	20	20

Net earnings, as restated	$6,412	$7,308

        The consolidated balance sheets as at June 30, 2003 and March 31, 2003 were restated. The recognition of deferred income taxes related to the CCC and PDR franchise intangible assets resulted in an increase to goodwill and an increase to deferred income taxes long-term liability. In addition, the balance sheets were restated to take into account the amortization expense, income tax recovery, minority interest, and effect on retained earnings resulting from the restatement adjustments to net earnings described in the chart above. A reconciliation of the consolidated balance sheets at June 30, 2003 and March 31, 2003 follows.

As at June 30, 2003	As previously reported	Restatement adjustment	Restated
Assets
Current assets
Cash and cash equivalents	$12,248	$—	$12,248
Accounts receivable	98,029	—	98,029
Inventories	13,661	—	13,661
Prepaids and other	12,278	—	12,278
Deferred income taxes	2,138	—	2,138

	138,354	—	138,354

Other receivables	7,564	—	7,564
Interest rate swap	8,311	—	8,311
Fixed assets	49,363	—	49,363
Other assets	2,696	—	2,696
Deferred income taxes	—	—	—
Intangible assets	33,352	(2,317)	31,035
Goodwill	165,634	9,014	174,648

	266,920	6,697	273,617

	$405,274	$6,697	$411,971

Liabilities
Current liabilities
Accounts payable	$24,362	$—	$24,362
Accrued liabilities	39,237	—	39,237
Income taxes payable	2,751	—	2,751
Unearned revenue	8,986	—	8,986
Long-term debt — current	3,564	—	3,564
Deferred income taxes	659	—	659

	79,559	—	79,559

Long-term debt less current portion	164,042	—	164,042
Deferred income taxes	11,453	8,041	19,494
Minority interest	15,308	(228)	15,080

	190,803	7,813	198,616

Shareholders' equity
Capital stock	60,665	—	60,665
Receivables pursuant to share purchase plan	(2,434)	—	(2,434)
Retained earnings	70,476	(1,116)	69,360
Cumulative other comprehensive earnings	6,205	—	6,205

	134,912	(1,116)	133,796

	$405,274	$6,697	$411,971

As at March 31, 2003	As previously reported	Restatement adjustment	Restated
Assets
Current assets
Cash and cash equivalents	$5,378	$—	$5,378
Accounts receivable	85,484	—	85,484
Inventories	15,095	—	15,095
Prepaids and other	13,617	—	13,617
Deferred income taxes	2,808	—	2,808

	122,382	—	122,382

Other receivables	5,839	—	5,839
Interest rate swap	6,279	—	6,279
Fixed assets	46,600	—	46,600
Other assets	2,777	—	2,777
Deferred income taxes	103	—	103
Intangible assets	33,539	(2,112)	31,427
Goodwill	164,610	9,014	173,624

	259,747	6,902	266,649

	$382,129	$6,902	$389,031

Liabilities
Current liabilities
Accounts payable	$22,564	$—	$22,564
Accrued liabilities	34,270	—	34,270
Income taxes payable	1,209	—	1,209
Unearned revenue	8,369	—	8,369
Long-term debt — current	3,030	—	3,030
Deferred income taxes	1,066	—	1,066

	70,508	—	70,508

Long-term debt less current portion	161,889	—	161,889
Deferred income taxes	11,277	8,127	19,404
Minority interest	14,032	(208)	13,824

	187,198	7,919	195,117

Shareholders' equity
Capital stock	60,571	—	60,571
Receivables pursuant to share purchase plan	(2,434)	—	(2,434)
Retained earnings	63,965	(1,017)	62,948
Cumulative other comprehensive earnings	2,321	—	2,321

	124,423	(1,017)	123,406

	$382,129	$6,902	$389,031

        4. NEW ACCOUNTING STANDARDS — In April 2003, SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its financial condition or results of operations.

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

        5. ACQUISITIONS OF BUSINESSES AND PURCHASES OF MINORITY INTERESTS — There were no acquisitions of businesses during the quarter. During the prior year period, one business acquisition in the amount of $238 ($63 net of cash acquired) was completed.

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

        6. LONG-TERM DEBT — The Company has an amended and restated credit agreement with a syndicate of banks that provides a $140,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on May 7, 2003. The Credit Facility bears interest at 1.5% to 3.0% over floating reference rates, depending on certain leverage ratios. At June 30, 2003, the Company had drawn $50,700 on the Credit Facility.

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

        7. FINANCIAL INSTRUMENTS — The Company has two interest rate swap agreements to exchange the fixed rate on the Notes for variable rates. The first interest rate swap exchanges the fixed rate on $75,000 of principal for LIBOR + 250.5 basis points and the second on $25,000 for LIBOR + 445 basis points. The terms of the swaps match the term of the Notes with a maturity of June 29, 2011. The swaps are being accounted for as a fair value hedge in accordance with SFAS 133. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. So long as the hedge is considered highly effective, the net impact on earnings is nil. The fair value of the swaps is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair values of the swaps fluctuate and at June 30, 2003, the fair values were a gain of $8,311.

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

        8. EARNINGS PER SHARE — The following table presents a reconciliation of the denominators used in computing earnings per share:

	Three-month period ended June 30
(in thousands)	2003	2002
Basic earnings per share — weighted average shares outstanding	14,164	13,800
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	106	947

Diluted earnings per share — weighted average shares outstanding	14,270	14,747

        9. STOCK-BASED COMPENSATION — The Company has a stock option plan for officers, key full-time employees and directors of the Company and its subsidiaries. Options are granted at the market price for the underlying shares on the date of grant. Each option vests over a four-year period and expires five years from the date granted and allows for the purchase of one Subordinate Voting Share.

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

	Three-month period ended June 30
	2003	2002
Net earnings	$6,412	$7,308
Less: Total stock-based compensation expense determined under fair value method, net of tax	(544)	(545)

Pro forma net earnings	$5,868	$6,763

Reported earnings per share:
Basic	$0.45	$0.53
Diluted	0.45	0.50
Pro forma net earnings per share:
Basic	$0.41	$0.49
Diluted	0.41	0.46

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

	Three-month period ended June 30
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

        11. GUARANTEE — In connection with a contract, the Company has assumed risks associated with work to be performed by a third party. In the unlikely event of non-performance by the third party, the maximum exposure to the Company would be $7,421.

        12. SEGMENTED INFORMATION — The Company has four reportable operating segments. The segments are grouped with reference to the types of services provided and the types of clients that use those services. The Company assesses each segment's performance based on operating earnings or operating earnings before depreciation and amortization. Residential Property Management provides property management, maintenance, landscaping, painting and restoration and other services to residential community associations in the United States. Integrated Security Services provides security systems installation, maintenance, monitoring and manpower to primarily commercial customers in Canada and the United States. Consumer Services provides franchised and Company-owned property services to consumers in the United States and Canada.

Business Services provides customer support and fulfillment and business process outsourcing services to corporate and institutional clients in Canada and the United States. Corporate includes the costs of operating the Company's headquarters.

OPERATING SEGMENTS

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Three-month period ended June 30, 2003
Revenues	$62,121	$30,192	$32,274	$33,120	$90	$157,797

Operating earnings	5,502	1,606	5,243	2,177	(1,476)	13,052

Three-month period ended June 30, 2002
Revenues	$57,143	$27,310	$29,067	$32,465	$51	$146,036

Operating earnings	5,543	1,728	5,362	3,691	(1,221)	15,103

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three-month period ended June 30, 2003
Revenues	$48,396	$109,401	$157,797

Total long-lived assets	58,782	196,264	255,046

Three-month period ended June 30, 2002
Revenues	$48,994	$97,042	$146,036

Total long-lived assets	57,829	180,335	238,164

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been revised to reflect the restatements and to update certain forward-looking statements to reflect current expectations, as well as to incorporate certain conforming changes. Apart from these revisions, this MD&A does not reflect events and developments subsequent to June 30, 2003.

Results of operations — three months ended June 30, 2003 and 2002

        Revenues for our first quarter of fiscal 2004 were $157.8 million, 8% higher than the comparative first quarter. Approximately 2% or $3.5 million of the increase resulted from acquisitions completed during the last twelve months.

        During the quarter, 31% of our revenues were originally denominated in Canadian currency, and the balance in U.S. dollars. Based on the average foreign exchange rates in effect during the quarter, the Canadian dollar was 11% stronger relative to the U.S. dollar during the quarter than in the comparable quarter last year. The Company's Canadian dollar denominated revenues and earnings benefit from a stronger Canadian dollar upon conversion to U.S. dollars. This is offset by exchange losses incurred by certain Business Services operations based in Canada that sell services to U.S. clients in U.S. dollars. If exchange rates had stayed constant year-over-year, the current year's first quarter revenues would have been $4.8 million lower and EBITDA1 would have been $0.1 million higher.

1
EBITDA is defined as net earnings before extraordinary items, minority interest share of earnings, income taxes, interest, depreciation and amortization. EBITDA excludes income taxes and interest, both of which are charges that require cash settlement. EBITDA is not a recognized measure for financial statement presentation under United States generally accepted accounting principles (U.S. GAAP(2)). The most directly comparable U.S. GAAP measure is operating earnings. Operating earnings takes into account depreciation and amortization expenses, while EBITDA does not. Management utilizes EBITDA as a measure to assess the performance of its operations, to evaluate acquisition candidates and establish pricing, for performance-based compensation purposes, and within its debt covenants with its lenders. The Company believes EBITDA is a reasonable measure of operating performance because of the low capital intensity of its service operations. The Company believes EBITDA is a financial metric used by many investors to compare companies, especially in the services industry, on the basis of operating results and the ability to incur and service debt. The table below reconciles EBITDA to operating earnings.

Three months ended June 30	2003	2002
EBITDA	$17,108	$18,510
Less: depreciation and amortization	(4,056)	(3,407)

Equals: operating earnings	$13,052	$15,103

        The quarter's EBITDA was $17.1 million, down $1.4 million from the prior year quarter. Our EBITDA margin declined to 10.8% of revenues from 12.7% of revenues principally due to a client loss at the end of the third quarter of fiscal 2003 and lower transaction volumes from clients in the Business Services segment. Operating earnings for the quarter were $13.1 million, a decline of $2.0 million versus last year, reflecting increased depreciation and amortization expenses in addition to the EBITDA margin decline.

        Depreciation expense increased 13% year-over-year, to $3.4 million, as result of fixed asset additions and fixed assets acquired through business acquisitions during the prior year. Amortization arising from intangible assets acquired during the past year caused amortization expense to increase to $0.6 million for the quarter versus $0.4 million in the prior year quarter.

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

        The consolidated income tax rate declined to approximately 30% of earnings before income taxes and minority interest from 33% in the prior year's quarter. The reduction in tax rate is primarily the result of continuing leverage from the cross-border tax structure we implemented in fiscal 2000.

        Net earnings for the quarter were $6.4 million, compared to $7.3 million in the prior year quarter. Lower interest and income taxes partially offset the quarter's lower operating earnings.

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

Restatements

        On January 27, 2004, we announced that as a result of a detailed review of the accounting for certain intangible assets, including purchase accounting at the times of acquisition and accounting upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, at April 1, 2001, certain restatements would be made. In particular, we recorded deferred income taxes with respect to franchise intangible assets acquired upon the October 1998 acquisition of California Closet Company, Inc. ("CCC") and the October 1997 acquisition of Paul Davis Restoration, Inc. ("PDR"). In addition, we reevaluated the useful lives of the franchise intangible assets associated with CCC and PDR. It was determined that the amortization of franchise rights should follow the pattern of use, specifically the attrition rate of the franchisees that were present at the dates of acquisition. The amortization of trademarks and trade names was determined to be 35 and 25 years for CCC and PDR, respectively. Previously, all of these assets were treated as indefinite life intangible assets.

        The impact of the restatements upon net earnings for the three months ended June 30, 2003 and 2002 was $0.1 million. This was comprised of an increase to amortization expense of $0.2 million less income tax and minority interest effects of $0.1 million. The cumulative impact of the restatements upon retained earnings as at June 30, 2003 was $1.1 million. On an annual basis, the impact upon net earnings for the years ended March 31, 2003 and 2002 is $0.4 million comprised of additional amortization expense of $0.8 million less income tax and minority interest effects of $0.4 million. The annual impact on diluted earnings per share for each of these years is $0.03.

Outlook for the remainder of fiscal 2004

        Also on January 27, 2004, we put forth an updated outlook for the balance of 2004, which incorporates operating results achieved year-to-date and the impact of the restatement adjustments. The updated outlook is as follows: revenues $610 million to $620 million; EBITDA $55.0 million to $56.0 million; and diluted earnings per share of $1.27 to $1.30. The previous outlook, which did not incorporate the restatement adjustments, was: revenues $590 million to $600 million; EBITDA $54.5 million to $56.0 million, and diluted earnings per share of $1.27 to $1.32.

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

New accounting standards

        In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149

is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its financial condition or results of operations.

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

FIRSTSERVICE CORPORATION

February 11, 2004	/s/ Jay S. Hennick Jay S. Hennick President and Chief Executive Officer (Principal Executive Officer)
February 11, 2004	/s/ John B. Friedrichsen John B. Friedrichsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FIRSTSERVICE CORPORATION
Form 10-Q/A for the quarterly period ended June 30, 2003
INDEX
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