Form 10-Q/A
period 2003-09-30
FIRSTSERVICE CORP
filed 2004-02-11
CIK 913353

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

Explanatory note

        This Amendment No. 1 to our report on Form 10-Q for the quarter ended September 30, 2003, initially filed with the Securities and Exchange Commission ("SEC") on October 27, 2003 (the "Originally Filed 10-Q"), is being filed to reflect restatements of the consolidated financial statements for the three and six month periods ended September 30, 2003 and 2002, and as at September 30, 2003 and March 31, 2003.

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

        This Amendment No. 1 amends and restates Items 1, 2 and 6 of the Originally Filed 10-Q, and no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each Item of this Amendment No. 1 sets forth the nature of the revisions to that Item.

        We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to March 31, 2003, and the consolidated financial statements, auditors' reports and related financial information for the affected periods should no longer be relied upon.

FIRSTSERVICE CORPORATION

Form 10-Q/A
for the quarterly period ended September 30, 2003

INDEX

Page
PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	22

PART I    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements, including the notes thereto, have been revised to reflect restatements, and except for these revisions, do not reflect events and developments subsequent to September 30, 2003.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands of U.S. Dollars, except per share amounts)  — in accordance with
U.S. generally accepted accounting principles

	Three month periods ended September 30		Six month periods ended September 30
	2003	2002	2003	2002
	(restated — see note 3)	(restated — see note 3)	(restated — see note 3)	(restated — see note 3)
Revenues	$166,531	$145,209	$324,328	$291,245
Cost of revenues	112,628	95,143	218,903	191,334
Selling, general and administrative expenses	32,528	28,902	66,942	60,237
Depreciation	3,405	3,073	6,815	6,079
Amortization	614	422	1,260	823

Operating earnings	17,356	17,669	30,408	32,772
Interest	2,071	2,235	4,141	4,584

Earnings before income taxes and minority interest	15,285	15,434	26,267	28,188
Income taxes	4,637	5,070	7,963	9,261

Earnings before minority interest	10,648	10,364	18,304	18,927
Minority interest share of earnings	1,679	1,569	2,924	2,824

Net earnings	$8,969	$8,795	$15,380	$16,103

Earnings per share:
Basic	$0.63	$0.63	$1.09	$1.16
Diluted	0.62	0.60	1.07	1.09

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	September 30, 2003	March 31, 2003
	(restated — see note 3)	(restated — see note 3)
Assets
Current assets
Cash and cash equivalents	$11,176	$5,378
Accounts receivable, net	98,724	85,484
Inventories	13,659	15,095
Prepaids and other assets	10,126	13,617
Deferred income taxes	2,021	2,808

	135,706	122,382

Other receivables	7,024	5,839
Interest rate swaps	5,795	6,279
Fixed assets	48,287	46,600
Other assets	2,538	2,777
Deferred income taxes	—	103
Intangible assets	30,875	31,427
Goodwill	175,919	173,624

	270,438	266,649

	$406,144	$389,031

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,878	$22,564
Accrued liabilities	38,074	34,270
Income taxes payable	1,489	1,209
Unearned revenues	6,703	8,369
Long-term debt — current	3,334	3,030
Deferred income taxes	424	1,066

	74,902	70,508

Long-term debt — non-current	152,544	161,889
Deferred income taxes	19,405	19,404
Minority interest	15,948	13,824

	187,897	195,117
Shareholders' equity
Capital stock	61,050	60,571
Receivables pursuant to share purchase plan	(2,434)	(2,434)
Retained earnings	78,328	62,948
Cumulative other comprehensive earnings	6,401	2,321

	143,345	123,406

	$406,144	$389,031

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND CUMULATIVE OTHER COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)
(in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2002, as previously reported	13,775,265	$57,712	$(2,630)	$45,386	$(626)	$99,842
Restatement adjustment	—	—	—	(621)	—	(621)

Balance, March 31, 2002, as restated (see note 3)	13,775,265	57,712	(2,630)	44,765	(626)	99,221

Comprehensive earnings:
Net earnings	—	—	—	16,103	—	16,103
Foreign currency translation adjustments	—	—	—	—	200	200

Comprehensive earnings						16,303

Subordinate Voting Shares:
Stock options exercised	93,750	629	—	—	—	629

Balance, September 30, 2002 (restated — see note 3)	13,869,015	$58,341	$(2,630)	$60,868	$(426)	$116,153

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings	Total shareholders' equity
Balance, March 31, 2003, as previously reported	14,164,190	$60,571	$(2,434)	$63,965	$2,321	$124,423
Restatement adjustment	—	—	—	(1,017)	—	(1,017)

Balance, March 31, 2003, as restated (see note 3)	14,164,190	60,571	(2,434)	62,948	2,321	123,406

Comprehensive earnings:
Net earnings	—	—	—	15,380	—	15,380
Foreign currency translation adjustments	—	—	—	—	4,080	4,080

Comprehensive earnings						19,460

Subordinate Voting Shares:
Stock options exercised	36,500	479	—	—	—	479

Balance, September 30, 2003 (restated — see note 3)	14,200,690	$61,050	$(2,434)	$78,328	$6,401	$143,345

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Six-month periods ended September 30
	2003	2002
	(restated — see note 3)	(restated — see note 3)
Cash provided by (used in)
Operating activities
Net earnings	$15,380	$16,103
Items not affecting cash:
Depreciation and amortization	8,075	6,902
Deferred income taxes	249	(1,205)
Minority interest share of earnings	2,924	2,824
Other	311	284
Changes in non-cash working capital:
Accounts receivable	(7,843)	(4,693)
Inventories	1,623	(109)
Prepaids and other assets	3,964	3,901
Accounts payable and other accrued liabilities	1,526	1,004
Unearned revenues	(2,221)	(5,502)

Net cash provided by operating activities	23,988	19,509

Investing activities
Acquisition of businesses, net of cash acquired	(1,013)	(2,999)
Purchases of minority shareholders' interests	(940)	(2,204)
Purchases of fixed assets	(7,116)	(5,849)
Purchases (disposals) of intangibles and other assets	(681)	1,280
Increase in other receivables	(974)	(1,017)

Net cash used in investing activities	(10,724)	(10,789)

Financing activities
Increases in long-term debt	4,144	8,342
Repayments of long-term debt	(12,702)	(14,345)
Issuance of Subordinate Voting Shares	479	629
Dividends paid to minority shareholders of subsidiaries	(193)	(129)

Net cash used in financing activities	(8,272)	(5,503)

Effect of exchange rate changes on cash and cash equivalents	806	(77)

Increase in cash and cash equivalents during the period	5,798	3,140
Cash and cash equivalents, beginning of period	5,378	7,332
Cash and cash equivalents, end of period	$11,176	$10,472

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

        The following presents the impact on net earnings of the restatement adjustments for the three and six-month periods ended September 30, 2003 and 2002.

	Three months ended September 30		Six months ended September 30
	2003	2002	2003	2002
Net earnings, as previously reported	$9,066	$8,892	$15,577	$16,300
Adjustments:
Amortization expense	(205)	(205)	(411)	(411)
Income tax recovery	87	87	173	173
Minority interest	21	21	41	41

Net earnings, as restated	$8,969	$8,795	$15,380	$16,103

        The consolidated balance sheets as at September 30, 2003 and March 31, 2003 were restated. The recognition of deferred income taxes related to the CCC and PDR franchise intangible assets resulted in an increase to goodwill and an increase to deferred income taxes long-term liability. In addition, the balance sheets were restated to take into account the amortization expense, income tax recovery, minority interest, and effect on retained earnings resulting from the restatement adjustments to net earnings described in the chart above. A reconciliation of the consolidated balance sheets at September 30, 2003 and March 31, 2003 follows.

As at September 30, 2003	As previously reported	Restatement adjustment	Restated
Assets
Current assets
Cash and cash equivalents	$11,176	$—	$11,176
Accounts receivable	98,724	—	98,724
Inventories	13,659	—	13,659
Prepaids and other	10,126	—	10,126
Deferred income taxes	2,021	—	2,021

	135,706	—	135,706

Other receivables	7,024	—	7,024
Interest rate swap	5,795	—	5,795
Fixed assets	48,287	—	48,287
Other assets	2,538	—	2,538
Deferred income taxes	—	—	—
Intangible assets	33,398	(2,523)	30,875
Goodwill	166,905	9,014	175,919

	263,947	6,491	270,438

	$399,653	$6,491	$406,144

Liabilities
Current liabilities
Accounts payable	$24,878	$—	$24,878
Accrued liabilities	38,074	—	38,074
Income taxes payable	1,489	—	1,489
Unearned revenue	6,703	—	6,703
Long-term debt — current	3,334	—	3,334
Deferred income taxes	424	—	424

	74,902	—	74,902

Long-term debt less current portion	152,544	—	152,544
Deferred income taxes	11,451	7,954	19,405
Minority interest	16,197	(249)	15,948

	180,192	7,705	187,897

Shareholders' equity
Capital stock	61,050	—	61,050
Receivables pursuant to share purchase plan	(2,434)	—	(2,434)
Retained earnings	79,542	(1,214)	78,328
Cumulative other comprehensive earnings	6,401	—	6,401

	144,559	(1,214)	143,345

	$399,653	$6,491	$406,144

As at March 31, 2003	As previously reported	Restatement adjustment	Restated
Assets
Current assets
Cash and cash equivalents	$5,378	$—	$5,378
Accounts receivable	85,484	—	85,484
Inventories	15,095	—	15,095
Prepaids and other	13,617	—	13,617
Deferred income taxes	2,808	—	2,808

	122,382	—	122,382

Other receivables	5,839	—	5,839
Interest rate swap	6,279	—	6,279
Fixed assets	46,600	—	46,600
Other assets	2,777	—	2,777
Deferred income taxes	103	—	103
Intangible assets	33,539	(2,112)	31,427
Goodwill	164,610	9,014	173,624

	259,747	6,902	266,649

	$382,129	$6,902	$389,031

Liabilities
Current liabilities
Accounts payable	$22,564	$—	$22,564
Accrued liabilities	34,270	—	34,270
Income taxes payable	1,209	—	1,209
Unearned revenue	8,369	—	8,369
Long-term debt — current	3,030	—	3,030
Deferred income taxes	1,066	—	1,066

	70,508	—	70,508

Long-term debt less current portion	161,889	—	161,889
Deferred income taxes	11,277	8,127	19,404
Minority interest	14,032	(208)	13,824

	187,198	7,919	195,117

Shareholders' equity
Capital stock	60,571	—	60,571
Receivables pursuant to share purchase plan	(2,434)	—	(2,434)
Retained earnings	63,965	(1,017)	62,948
Cumulative other comprehensive earnings	2,321	—	2,321

	124,423	(1,017)	123,406

	$382,129	$6,902	$389,031

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

        5. ACQUISITIONS OF BUSINESSES AND PURCHASES OF MINORITY INTERESTS — During the six-month period, there were no acquisitions of businesses. During the prior year period, one business acquisition in the amount of $526 ($351 net of cash acquired) was completed.

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

        8. EARNINGS PER SHARE — The following table presents a reconciliation of the denominators used in computing earnings per share:

	Three-month period ended September 30		Six-month period ended September 30
(in thousands)	2003	2002	2003	2002
Basic earnings per share — weighted average shares outstanding	14,172	13,862	14,168	13,831
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	270	820	161	889

Diluted earnings per share — weighted average shares outstanding	14,442	14,682	14,329	14,720

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

	Three-month period ended September 30		Six-month period ended September 30
	2003	2002	2003	2002
Net earnings, as reported	$8,969	$8,795	$15,380	$16,103
Less: Total stock-based compensation expense determined under fair value method, net of tax	(544)	(545)	(1,088)	(1,090)

Pro forma net earnings	$8,425	$8,250	$14,292	$15,013

Reported earnings per share:
Basic	$0.63	$0.63	$1.09	$1.16
Diluted	0.62	0.60	1.07	1.09
Pro forma net earnings per share:
Basic	$0.59	$0.60	$1.01	$1.09
Diluted	0.58	0.56	1.00	1.02

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

OPERATING SEGMENTS

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Three-month period ended September 30, 2003
Revenues	$66,820	$29,529	$34,011	$36,086	$85	$166,531

Operating earnings	4,973	1,749	8,761	3,578	(1,705)	17,356

Three-month period ended September 30, 2002
Revenues	$59,543	$25,216	$28,310	$32,030	$110	$145,209

Operating earnings	4,414	1,626	8,559	4,310	(1,240)	17,669

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Six-month period ended September 30, 2003
Revenues	$128,941	$59,721	$66,285	$69,206	$175	$324,328

Operating earnings	10,475	3,355	14,004	5,755	(3,181)	30,408

Six-month period ended September 30, 2002
Revenues	$116,686	$52,526	$57,377	$64,495	$161	$291,245

Operating earnings	9,958	3,354	13,920	8,001	(2,461)	32,772

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three-month period ended September 30, 2003
Revenues	$52,845	$113,686	$166,531

Total long-lived assets	59,334	195,747	255,081

Three-month period ended September 30, 2002
Revenues	$46,081	$99,128	$145,209

Total long-lived assets	54,797	183,854	238,651

	Canada	United States	Consolidated
Six-month period ended September 30, 2003
Revenues	$101,241	$223,087	$324,328

Six-month period ended September 30, 2002
Revenues	$97,255	$193,990	$291,245

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

        The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been revised to reflect the restatements and to update certain forward-looking statements to reflect current expectations, as well as to incorporate certain conforming changes. Apart from these revisions, this MD&A does not reflect events and developments subsequent to September 30, 2003.

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

Three months ended September 30	2003	2002
EBITDA	$21,375	$21,164
Less: depreciation and amortization	4,019	3,495

Equals: operating earnings	17,356	17,669

Six months ended September 30	2003	2002
EBITDA	$38,483	$39,674
Less: depreciation and amortization	8,075	6,902

Equals: operating earnings	30,408	32,772

        The quarter's EBITDA was $21.4 million, up slightly from $21.2 million in the prior year quarter. Our EBITDA margin declined to 12.8% of revenues from 14.6% of revenues because of foreign exchange (higher revenues without corresponding EBITDA), lower capacity utilization in Business Services, revenue mix changes in Consumer Services, and higher Corporate costs. Operating earnings for the quarter were $17.4 million, a decline of $0.3 million versus last year, reflecting increased depreciation and amortization expenses.

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

        Net earnings for the quarter were $9.0 million, compared to $8.8 million in the prior year quarter. Lower interest and income taxes partially offset the quarter's lower operating earnings.

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

        For the six months ended September 30, 2003, EBITDA was $38.5 million, $1.2 million lower than the prior year period. The decline was the result of lower profitability in the first quarter, especially in the Business Services segment. Operating earnings were $30.4 million, down $2.4 million versus the prior year due to higher depreciation and amortization expense resulting from fixed and intangible assets acquired in business acquisitions during fiscal 2003.

        Net earnings for the six-month period were $15.4 million versus $16.1 million in the comparable period. The net earnings decline was narrower than the operating earnings reduction because of lower interest expense due to lower floating interest rates as well as a decline in our income tax rate.

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

Restatements

        On January 27, 2004, the Company announced that as a result of a detailed review of the accounting for certain intangible assets, including purchase accounting at the times of acquisition and accounting upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets at April 1, 2001, certain restatements would be made. In particular, the Company recorded deferred income taxes with respect to franchise intangible assets acquired upon the October 1998 acquisition of California Closet Company, Inc. ("CCC") and the October 1997 acquisition of Paul Davis Restoration, Inc. ("PDR"). In addition, the Company reevaluated the useful lives of the franchise intangible assets associated with CCC and PDR. It was determined that the amortization of franchise rights should follow the pattern of use, specifically the attrition rate of the franchisees that were present at the dates of acquisition. The amortization of trademarks and trade names was determined to be 35 and 25 years for CCC and PDR, respectively. Previously, all of these assets were treated as indefinite life intangible assets.

        The impact of the restatements upon net earnings for the three months ended September 30, 2003 and 2002 was $0.1 million. This was comprised of an increase to amortization expense of $0.2 million less income tax and minority interest effects of $0.1 million. The cumulative impact of the restatements upon retained earnings as at September 30, 2003 was $1.2 million. On an annual basis, the impact upon net earnings for the years ended March 31, 2003 and 2002 is $0.4 million comprised of additional amortization expense of $0.8 million less income tax and minority interest effects of $0.4 million. The annual impact on diluted earnings per share for each of these years is $0.03.

Outlook for the remainder of fiscal 2004

        Also on January 27, 2004, the Company put forth an updated outlook for the balance of 2004, which incorporates operating results achieved year-to-date and the impact of the restatement adjustments. The updated outlook is as follows: revenues $610 million to $620 million; EBITDA $55.0 million to $56.0 million; and diluted earnings per share of $1.27 to $1.30. The previous outlook, which did not incorporate the restatement adjustments, was: revenues $590 million to $600 million; EBITDA $54.5 million to $56.0 million, and diluted earnings per share of $1.27 to $1.32.

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

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

1.	a)	Exhibits
		10.1	Note and Guarantee Agreement dated September 29, 2003 — U.S.$50,000,000 6.40% Guaranteed Senior Secured Notes due 2015 (included with the Originally Filed 10-Q)
		10.2	Second Amendment to Third Amended and Restated Credit Agreement dated September 29, 2003 (included with the Originally Filed 10-Q)
		31.1-31.2	Certifications of CEO and CFO pursuant to Rule 13a-14 or 15d-14.
		32.1-32.2	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	b)	Reports on Form 8-K
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

QuickLinks

FIRSTSERVICE CORPORATION
Form 10-Q/A for the quarterly period ended September 30, 2003
INDEX
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