Form 10-Q
period 2003-12-31
FIRSTSERVICE CORP
filed 2004-02-13
CIK 913353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
or
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

Subordinate Voting Shares — 13,768,043 as of January 31, 2004
Multiple Voting Shares — 662,847 as of January 31, 2004

FIRSTSERVICE CORPORATION

Form 10-Q
for the quarterly period ended December 31, 2003

INDEX

		Page
PART I FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES		17

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands of U.S. Dollars, except per share amounts) — in accordance with U.S. generally accepted accounting principles

	Three month periods ended December 31		Nine month periods ended December 31
	2003	2002 (restated — see note 3)	2003	2002 (restated — see note 3
Revenues	$152,099	$126,684	$476,427	$417,929
Cost of revenues	106,523	89,664	325,426	280,998
Selling, general and administrative expenses	36,082	28,840	103,024	89,077
Depreciation	3,647	3,065	10,462	9,144
Amortization	548	533	1,808	1,356

Operating earnings	5,299	4,582	35,707	37,354
Interest	2,021	2,082	6,162	6,666

Earnings before income taxes and minority interest	3,278	2,500	29,545	30,688
Income taxes	978	810	8,941	10,072

Earnings before minority interest	2,300	1,690	20,604	20,616
Minority interest share of earnings	290	355	3,213	3,179

Net earnings	$2,010	$1,335	$17,391	$17,437

Earnings per share (note 8):
Basic	$0.14	$0.10	$1.23	$1.26
Diluted	0.14	0.09	1.21	1.19

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	December 31, 2003	March 31, 2003 (restated — see note 3)
Assets
Current assets
Cash and cash equivalents	$11,257	$5,378
Accounts receivable, net	103,446	85,484
Inventories	15,595	15,095
Prepaids and other assets	12,450	13,617
Deferred income taxes	2,054	2,808

	144,802	122,382

Other receivables	7,453	5,839
Interest rate swaps	3,161	6,279
Fixed assets	49,174	46,600
Other assets	2,846	2,777
Deferred income taxes	6	103
Intangible assets	36,995	31,427
Goodwill	186,209	173,624

	285,844	266,649

	$430,646	$389,031

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$27,525	$22,564
Accrued liabilities	44,488	34,270
Income taxes payable	949	1,209
Unearned revenues	7,009	8,369
Long-term debt — current	3,367	3,030
Deferred income taxes	643	1,066

	83,981	70,508

Long-term debt — non-current	162,198	161,889
Deferred income taxes	22,206	19,404
Minority interest	16,076	13,824

	200,480	195,117

Shareholders' equity
Capital stock	61,502	60,571
Receivables pursuant to share purchase plan	(2,434)	(2,434)
Retained earnings	80,339	62,948
Cumulative other comprehensive earnings	6,778	2,321

	146,185	123,406

	$430,646	$389,031

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands of U.S. Dollars, except share information) — in accordance with U.S. generally accepted accounting principles

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings (loss)	Total shareholders' equity
Balance, March 31, 2002 as previously reported	13,775,265	$57,712	$(2,630)	$45,386	$(626)	$99,842
Restatement adjustment	—	—	—	(621)	—	(621)

Balance, March 31, 2002 as restated (see note 3)	13,775,265	57,712	(2,630)	44,765	(626)	99,221

Comprehensive earnings:
Net earnings	—	—	—	17,437	—	17,437
Foreign currency translation adjustments	—	—	—	—	314	314

Comprehensive earnings						17,751

Subordinate Voting Shares:
Stock options exercised	104,750	747	—	—	—	747
Purchased for cancellation	(2,000)	(40)	—	—	—	(40)

Balance, December 31, 2002 (restated — see note 3)	13,878,015	$58,419	$(2,630)	$62,202	$(312)	$117,679

	Issued and outstanding shares	Capital stock	Receivables pursuant to share purchase plan	Retained earnings	Cumulative other comprehensive earnings	Total shareholders' equity
Balance, March 31, 2003 as previously reported	14,164,190	$60,571	$(2,434)	$63,965	$2,321	$124,423
Restatement adjustment	—	—	—	(1,017)	—	(1,017)

Balance, March 31, 2003 as restated (see note 3)	14,164,190	60,571	(2,434)	62,948	2,321	123,406

Comprehensive earnings:
Net earnings	—	—	—	17,391	—	17,391
Foreign currency translation adjustments	—	—	—	—	4,457	4,457

Comprehensive earnings						21,848

Subordinate Voting Shares:
Stock options exercised	75,500	931	—	—	—	931

Balance, December 31, 2003	14,239,690	$61,502	$(2,434)	$80,339	$6,778	$146,185

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. Dollars) — in accordance with U.S. generally accepted accounting principles

	Nine-month periods ended December 31
	2003	2002 (restated — see note 3)
Cash provided by (used in)
Operating activities
Net earnings	$17,391	$17,437
Items not affecting cash:
Depreciation and amortization	12,270	10,500
Deferred income taxes	617	(1,309)
Minority interest share of earnings	3,213	3,179
Other	469	425
Changes in non-cash working capital:
Accounts receivable	(8,976)	(3,113)
Inventories	35	754
Prepaids and other assets	1,975	(229)
Accounts payable and other accrued liabilities	6,134	2,791
Unearned revenues	(2,302)	(3,595)

Net cash provided by operating activities	30,826	26,840

Investing activities
Acquisition of businesses, net of cash acquired	(14,929)	(5,396)
Purchases of minority shareholders' interests	(940)	(4,204)
Purchases of fixed assets	(10,555)	(8,055)
(Purchases) disposals of intangibles and other assets	(362)	1,236
Increase in other receivables	(1,295)	(121)

Net cash used in investing activities	(28,081)	(16,540)

Financing activities
Increases in long-term debt	62,389	10,342
Repayments of long-term debt	(58,626)	(16,632)
Financing fees paid	(399)	—
Issuance of Subordinate Voting Shares, net	931	707
Dividends paid to minority shareholders of subsidiaries	(430)	(179)

Net cash provided by (used in) financing activities	3,865	(5,762)

Effect of exchange rate changes on cash and cash equivalents	(731)	142

Increase in cash and cash equivalents during the period	5,879	4,680
Cash and cash equivalents, beginning of period	5,378	7,332

Cash and cash equivalents, end of period	$11,257	$12,012

The accompanying notes are an integral part of these financial statements.

FIRSTSERVICE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
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

        In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, the results of its operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine-month periods ended December 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2003 contained in the Company's Form 10-K/A as filed with the SEC.

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

        The following presents the impact on net earnings of the restatement adjustments for the three and nine-month periods ended December 31, 2002.

	Three months ended December 31, 2002	Nine months ended December 31, 2002
Net earnings, as previously reported	$1,433	$17,733
Adjustments:
Amortization expense	(205)	(617)
Income tax recovery	87	260
Minority interest	20	61

Net earnings, as restated	$1,335	$17,437

        The consolidated balance sheet as at March 31, 2003 was restated. The recognition of deferred income taxes related to the CCC and PDR franchise intangible assets resulted in an increase to goodwill and an increase to deferred income taxes long-term liability. In addition, the balance sheets were restated to take into account the amortization expense, income tax recovery, minority interest, and effect on retained earnings resulting from the restatement adjustments to net earnings described in the chart above. A reconciliation of the consolidated balance sheet at March 31, 2003 follows.

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

        In February 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46") was issued. In December 2003, FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"). FIN 46R addresses consolidation by business enterprises of variable interest entities having certain characteristics and replaces FIN 46. FIN 46R is effective for the Company's annual financial statements for the year ended March 31, 2004. The Company is evaluating the impact of FIN 46R on its results of operations and financial condition.

5. ACQUISITIONS OF BUSINESSES AND PURCHASES OF MINORITY INTERESTS

        During the nine-month period, four businesses were acquired in the Company's Consumer Services segment at a cost of $13,794 ($13,451 net of cash acquired). The purchase prices were allocated as follows: goodwill $9,556; intangible assets $7,387; other net assets $(3,492). During the prior year period, four business acquisitions in the amount of $2,880 ($2,405 net of cash acquired) were completed.

        Certain vendors, at the time of acquisition, are entitled to receive contingent consideration if the acquired businesses achieve specified earnings levels during the two — to four-year periods following the dates of acquisition. Such contingent consideration is issued at the expiration of the contingency period. As at December 31, 2003, there was contingent consideration outstanding of up to $16,500 ($12,700 as at March 31, 2003). The contingencies will expire during the period extending to April 2007. Vendors are entitled to receive interest on contingent consideration issued to them, which interest is calculated from the acquisition date to the payment date at interest rates ranging from 5% to 7%. The contingent consideration will be recorded when the contingencies are resolved and the consideration is issued or becomes issuable, at which time the Company will record the fair value of the consideration issued or issuable, including interest, as additional costs of the acquired businesses. There was $1,478 of contingent consideration issued or issuable during the nine-month period (2002 — $2,991) and allocated to goodwill.

        During the nine months ended December 31, 2003, the Company purchased minority interests from one (2002 — five) minority shareholder(s) for total consideration of $940 (2002 — $4,204). The purchase price for the 2003 purchase was allocated as follows: minority interest $656 and goodwill $284.

6. LONG-TERM DEBT

        The Company has an amended and restated credit agreement with a syndicate of banks that provides a $90,000 committed senior revolving credit facility (the "Credit Facility") renewable and extendible in 364-day increments, and if not renewed, a two-year final maturity. The Credit Facility was most recently renewed and extended on May 7, 2003. The Credit Facility bears interest at 1.5% to 3.0% over floating reference rates, depending on certain leverage ratios. At December 31, 2003, the Company had drawn $4,500 on the Credit Facility and had letters of credit of $5,730 outstanding.

        The Company has outstanding $100,000 of 8.06% fixed-rate Senior Secured Notes (the "8.06% Notes"), held by a group of U.S. institutional investors. The final maturity of the 8.06% Notes is June 29, 2011, with equal annual principal repayments commencing on June 29, 2005.

        On October 1, 2003, the Company issued $50,000 of 6.40% fixed-rate Senior Secured Notes (the "6.40% Notes") to a group of U.S. institutional investors. The 6.40% Notes have a final maturity of September 30, 2015 with equal annual principal repayments commencing on September 30, 2012. The proceeds of the 6.40% Notes were used to repay amounts drawn on the Credit Facility. Concurrent with the issuance of the 6.40% Notes, the Company's Credit Facility was reduced to $90,000 from $140,000 resulting in no net change to the Company's overall borrowing capacity.

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

7. FINANCIAL INSTRUMENTS

        The Company has interest rate swap agreements to exchange the fixed rates on the Notes for variable rates. On the 8.06% Notes, one interest rate swap exchanges the fixed rate on $75,000 of principal for LIBOR + 250.5 basis points and a second exchanges the fixed rate on $25,000 for LIBOR + 445 basis points. The terms of the swaps match the term of the Notes with a maturity of June 29, 2011. On October 2, 2003, the Company entered into two interest rate swap agreements to exchange the fixed rate on the $50 million in 6.40% Notes for a variable rate of LIBOR + 170 basis points. The terms of the swaps match the term of the 6.40% Notes with a maturity of September 30, 2015.

        The interest rate swaps are being accounted for as fair value hedges in accordance with SFAS 133. The swaps are carried at fair value on the balance sheet, with gains or losses recognized in earnings. The carrying value of the hedged debt is adjusted for changes in fair value attributable to the hedged interest rate risk; the associated gain or loss is recognized currently in earnings. So long as the hedge is considered highly effective, the net impact on earnings is nil. The fair value of the swaps is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Due to changes in the yield curve, the fair values of the swaps fluctuate and at December 31, 2003, the fair values were a gain of $3,161 (2002 — gain of $6,279).

        The Company from time to time purchases and sells foreign currencies by using forward contracts, which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings. At December 31, 2003 the Company had outstanding 4 foreign currency contracts to purchase $Cdn10,817 at a rate of $Cdn1.3522 per $US1.0000 on various dates during the period from March 2004 to December 2004, the fair value of which represented a gain of $Cdn350 ($US270). The purpose of the contracts is to match expected future Canadian dollar denominated expenses at the Canadian Business Services operations to U.S. dollar denominated revenues.

8. EARNINGS PER SHARE

        The following table presents a reconciliation of the denominators used in computing earnings per share:

	Three-month period ended December 31		Nine-month period ended December 31
(in thousands)	2003	2002	2003	2002
Basic earnings per share — weighted average shares outstanding	14,227	13,876	14,188	13,846
Assumed exercise of stock options, net of shares assumed acquired under the Treasury Stock Method	368	569	226	782

Diluted earnings per share — weighted average shares outstanding	14,595	14,445	14,414	14,628

9. STOCK-BASED COMPENSATION

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

	Three-month period ended December 31		Nine-month period ended December 31
	2003	2002	2003	2002
Net earnings, as reported	$2,010	$1,335	$17,391	$17,437
Less: Total stock-based compensation expense determined under fair value method, net of tax	(544)	(545)	(1,631)	(1,634)

Pro forma net earnings	$1,466	$790	$15,760	$15,803

Reported earnings per share:
Basic	$0.14	$0.10	$1.23	$1.26
Diluted	0.14	0.09	1.21	1.19
Pro forma net earnings per share:
Basic	$0.10	$0.06	$1.11	$1.14
Diluted	0.10	0.05	1.09	1.08

        During the nine-month period ended December 31, 2003, the Company granted 37,000 stock options that call for settlement by the issuance of Subordinate Voting Shares at a weighted average exercise price of $12.00 per share with an estimated fair value of $4.03 per share (2002 — 34,000 stock options at a weighted average exercise price of $22.04 per share and an estimated fair value of $7.64 per share). The value of these option grants was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions:

	Nine-month period ended December 31
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

11. GUARANTEE

        In connection with a contract, the Company has assumed risks associated with work to be performed by a third party. In the unlikely event of non-performance by the third party, the maximum exposure to the Company would be $7,713.

12. SEGMENTED INFORMATION

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

OPERATING SEGMENTS

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Three-month period ended December 31, 2003
Revenues	$54,887	$32,592	$27,483	$37,042	$95	$152,099

Operating earnings	1,639	2,078	1,119	2,283	(1,820)	5,299

Three-month period ended December 31, 2002
Revenues	$46,810	$28,253	$19,132	$32,428	$61	$126,684

Operating earnings	1,205	1,735	437	2,268	(1,063)	4,582

	Residential Property Management	Integrated Security Services	Consumer Services	Business Services	Corporate	Consolidated
Nine-month period ended December 31, 2003
Revenues	$183,828	$92,313	$93,768	$106,248	$270	$476,427

Operating earnings	11,703	5,433	15,534	8,038	(5,001)	35,707

Nine-month period ended December 31, 2002
Revenues	$163,496	$80,779	$76,509	$96,923	$222	$417,929

Operating earnings	11,163	5,089	14,357	10,269	(3,524)	37,354

GEOGRAPHIC INFORMATION

	Canada	United States	Consolidated
Three-month period ended December 31, 2003
Revenues	$43,387	$108,712	$152,099

Total long-lived assets	60,360	212,018	272,378

Three-month period ended December 31, 2002
Revenues	$39,002	$87,682	$126,684

Total long-lived assets	53,917	187,668	241,585

	Canada	United States	Consolidated
Nine-month period ended December 31, 2003
Revenues	$144,628	$331,799	$476,427

Nine-month period ended December 31, 2002
Revenues	$136,257	$281,672	$417,929

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. Dollars)

Results of operations — three months ended December 31, 2003 and 2002

        Revenues for our third quarter of fiscal 2004 were $152.1 million, 20% higher than the prior year's quarter. Internal growth was 9%, while changes in foreign exchange rates and acquisitions contributed 6% and 5%, respectively.

        During the quarter, 31% of our revenues were originally denominated in Canadian currency, and the balance in U.S. dollars. Based on average foreign exchange rates, the Canadian dollar was 19.3% stronger relative to the U.S. dollar during the quarter than in the comparable quarter last year. The Company's Canadian dollar denominated revenues and earnings benefit from a stronger Canadian dollar upon conversion to U.S. dollars. This is offset by exchange losses incurred by certain Business Services operations based in Canada that sell services to U.S. clients in U.S. dollars. If exchange rates had stayed constant year-over-year, the current year's second quarter revenues would have been $7.6 million lower and EBITDA(1) would have been $0.1 million higher.

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

	Three months ended December 31
	2003	2002
EBITDA	$9,494	$8,180
Less: depreciation and amortization	4,195	3,598

Equals: operating earnings	5,299	4,582

	Nine months ended December 31
	2003	2002
EBITDA	$47,977	$47,854
Less: depreciation and amortization	12,270	10,500

Equals: operating earnings	35,707	37,354

        Third quarter EBITDA was $9.5 million, 16% higher than the $8.2 million reported in the prior year quarter. Our EBITDA margin was 6.2% of revenues versus 6.5% of revenues because of higher corporate costs and foreign exchange in Business Services (higher revenues without corresponding EBITDA). Operating earnings for the quarter were $5.3 million, up from $4.6 million in the prior year due to higher revenues offset by higher depreciation and amortization expenses.

        Interest expense was $2.0 million versus $2.1 million recorded in the prior year quarter. The average interest rate during the quarter was 5.3%, approximately 20 basis points higher than last year's quarter. We continued to benefit from low floating reference rates during the quarter. Substantially all of our indebtedness was at variable interest rates during the quarter. We monitor interest rates closely and we intend to fix a portion of our debt if economic indicators warrant.

        The consolidated income tax rate declined to approximately 29.8% of earnings before income taxes and minority interest from 32.4% in the prior year's quarter. The reduction in tax rate is primarily the result of efficiencies generated from the cross-border tax structure we implemented in fiscal 2000.

        Net earnings for the quarter were $2.0 million, compared to $1.3 million in the prior year quarter, as a result of higher operating earnings from each business segment.

        Our Residential Property Management segment reported revenues of $54.9 million for the quarter, up $8.1 million or 17% versus the prior year quarter. Internal growth in core contractual management revenues was 11%, and an additional 6% of growth came from acquisitions completed during the last twelve months. Residential Property Management EBITDA was $2.2 million, up slightly relative to the prior year quarter. Margins declined due to underperformance in our restoration operations and slightly higher insurance costs. Foreign exchange rates did not impact revenue or EBITDA growth.

        The revenues of our Integrated Security Services segment rose 15% to $32.6 million. Internal growth was 5%, while foreign exchange on our Canadian operations accounted for the balance of the revenue increase. Integrated Security Services EBITDA was $2.6 million, an increase of 22% over the $2.1 million reported one year ago, and margins improved 50 basis points to 7.9%. The margin improvement was the result of higher gross profit margins on systems installations.

        Consumer Services revenues were $27.5 million, an increase of 44% over the prior year period. Internal growth represented 22% of the revenue gain, while acquisitions accounted for 17% and foreign exchange accounted for 5%. EBITDA at Consumer Services was $2.6 million compared to $1.3 million reported in the prior year period. Approximately half of the EBITDA increase was from acquisitions.

        Third quarter revenues in Business Services were $37.0 million, an increase of 14% over the fiscal 2003 period. Internal growth accounted for 3% of the revenue increase, while foreign exchange represented the balance. Business Services EBITDA was $3.9 million, up slightly from the $3.7 million reported one year ago. Under-utilization of fulfillment warehouse capacity continued to negatively impact the quarter's margins, but new client wins have slowly begun to increase our utilization, and this is expected to continue. Foreign exchange, while causing reported revenues to increase, had only a nominal impact on EBITDA because margins at our Canadian operations that sell services to U.S. clients in U.S. dollars contracted.

        Corporate expenses for the quarter totaled $1.8 million. The $0.8 million increase relative to the prior year was due to foreign exchange of $0.3 million (most Corporate costs are denominated in Canadian dollars) and to increased compensation expense.

Results of operations — nine months ended December 31, 2003 and 2002

        Revenues for the nine-month period were $476.4 million, 14% higher than revenues reported in the same period one year ago. Internal growth accounted for 6% of the revenue increase, while acquisitions and changes in foreign exchange rates each accounted for 4% of the increase.

        During the nine-month period, 30% of our revenues were originally denominated in Canadian currency, and the balance in U.S. dollars. Based on the average foreign exchange rates in effect during the period, the Canadian dollar was 14.4% stronger relative to the U.S. dollar during the period than in the comparable period last year. The Company's Canadian dollar denominated revenues and earnings benefit from a stronger Canadian dollar upon conversion to U.S. dollars. This is offset by exchange losses incurred by certain Business Services operations based in Canada that sell services to U.S. clients in U.S. dollars. If exchange rates had stayed constant year-over-year, the current year period's revenues would have been $18.2 million lower and EBITDA would have been $0.2 million higher.

        For the nine months ended December 31, 2003, EBITDA was $48.0 million, up $0.1 million versus the prior year period. The flat comparison was the result of lower profitability in the first quarter, especially in the Business Services segment, offset by improving results in the second and third quarters. Operating earnings were $35.7 million, down $1.6 million versus the prior year entirely due to higher depreciation and amortization expense primarily from fixed and intangible assets acquired in business acquisitions.

        Net earnings for the nine-month period were $17.4 million, identical to the comparable period. Net earnings was flat despite the reduction in operating earnings because of lower interest expense due to lower floating interest rates and a decline in our income tax rate.

        Residential Property Management reported year-to-date revenues of $183.8 million, reflecting growth of 12% relative to the prior year. Internal growth was 8%, with the balance attributable to acquisitions. Revenue growth came from core property management client wins and ancillary services. EBITDA was $14.9 million, up from $14.0 million in the prior year period.

        Integrated Security Services revenues for the nine-month period were $92.3 million, up 14% versus the prior year. Approximately 7% of the revenue increase was a result of internal growth in our US operations, while the balance of the increase related to changes in foreign exchange rates. EBITDA was $6.8 million, up from $6.2 million in the prior year period, while the margin declined slightly to 7.4%.

        Consumer Services revenues were $93.8 million, up 23% relative to the prior year period. Internal growth for the period was 13%, acquisitions contributed 5% and foreign exchange rate changes also contributed 5%. EBITDA was $18.3 million, up 11% from $16.5 million, while margins declined from 21.6% in last year's period to 19.6% this year. The margin decline was revenue mix related, since Company-owned operations, such as recently-acquired branchises, contribute lower margins and do not have a seasonal peak in the first half of the year.

        Business Services reported year-to-date revenues of $106.2 million, an increase of 10% relative to last year. Foreign exchange accounted for 8% of the increase, while internal growth represented 2%. While revenues contracted early in the year, production started on several new clients in the second quarter to effect the year to date increase. EBITDA was $12.5 million versus $14.6 million reported one year ago, due to excess fulfillment capacity and lower margins on new business. Capacity utilization and corresponding margins are expected to increase slowly over the next few quarters.

        Our corporate costs were $4.9 million for the nine months, $1.5 million higher than in the prior period, primarily as a result of foreign exchange impact of $0.6 million (a majority of corporate costs are denominated in Canadian dollars) but also due to an executive severance in the first quarter and higher compensation costs.

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

        On February 11, 2004, we filed an amended Form 10-K/A for the year ended March 31, 2003 and amended Forms 10-Q/A for the quarters ended June 30, 2003 and September 30, 2003 to reflect the restatements. The cumulative impact of the restatements upon retained earnings to September 30, 2003 was $1.2 million. On an annual basis, the impact upon net earnings for each of the years ended March 31, 2003 and 2002 was $0.4 million comprised of additional amortization expense of $0.8 million less income tax and minority interest effects of $0.4 million. The annual impact on diluted earnings per share for each of these years was $0.03.

Acquisitions

        In October 2003, we completed four acquisitions in our Consumer Services segment. Two acquisitions are California Closets franchises (San Francisco and Toronto) that became our fifth and six Company-owned "branchises". In addition, we acquired two franchise systems — Pillar to Post, Inc. ("PTP") and Floor Coverings International, Inc. ("FCI"). PTP is one of the largest franchised home inspection services in North America, with 300 franchisees and approximately $30 million in annual system-wide sales. FCI franchises mobile shop-at-home floor coverings businesses with 100 franchisees and annual system-wide sales of $20 million. The four acquisitions collectively generated approximately $10 million in revenues and $1.8 million in EBITDA in their most recent fiscal years prior to acquisition.

Outlook

        The outlook presented on October 21, 2003 with our second quarter results for fiscal 2004 was: revenues $590-$600 million; EBITDA $54.5-$56.0 million; operating earnings $39.5-$41.0 million and diluted earnings per share of $1.27-$1.32. This outlook has been updated to take our results for the third quarter into consideration and to reflect the impact of the restatements. The updated outlook is as follows: revenues $610-$620 million; EBITDA $55.0-$56.0 million; and diluted earnings per share of $1.27-$1.30.

        The Company also presented a preliminary outlook for the year ended March 31, 2005, which may be updated once our internal budgeting process is completed, which is expected to be before the end of March 2004. The preliminary outlook is: revenues $650-675 million; EBITDA $60.5-$63.0 million; and diluted earnings per share of $1.40-$1.50. The preliminary outlook takes into account the impact of amortization resulting from the restatements, an average foreign exchange rate of $US0.7800 per $Cdn1.0000, no change in interest rates, and no new acquisitions.

Seasonality and quarterly fluctuations

        Certain segments of the Company's operations, which in the aggregate comprise approximately 15% of revenues, are subject to seasonal variations. Specifically, the demand for residential lawn care, exterior painting, and swimming pool management in the northern United States and Canada is highest during late spring, summer and early fall and very low during winter. As a result, these operations generate a large percentage of their annual revenues between April and September. The Company has historically generated lower profits or net losses during its first and fourth fiscal quarters, from October to March. Residential Property Management (with the exception of swimming pool management), Integrated Security Services, and Business Services generate revenues roughly evenly throughout the fiscal year.

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

Liquidity and capital resources

        Net cash provided by operating activities for the nine-month period was $30.8 million, up from $26.8 million in the prior year. The most significant factor contributing to the increase in cash flow was more efficient utilization of working capital. We believe that cash from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Company.

        Net indebtedness as at December 31, 2003 was $151.2 million, down from $153.3 million at March 31, 2003. Net indebtedness is calculated as the current and non-current portion of long-term debt adjusted for interest rate swaps less cash and cash equivalents. Cash from operating activities was generally offset by investing activities (business acquisitions and fixed assets), resulting in a small decline in net indebtedness during the period.

        We are in compliance with the covenants within our financing agreements as at December 31, 2003 and, based on our outlooks for the balance of the year and for fiscal 2005, we expect to remain in compliance with the covenants. We had $79.8 million of available un-drawn credit as of December 31, 2003.

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

        For the nine months ended December 31, 2003, capital expenditures were $10.6 million. Significant purchases included service vehicle fleet replacement and expansion for the Company-owned Consumer Services and Residential Property Management operations and a call center technology upgrade in Business Services. Capital expenditures for the year are expected to be approximately $12 million, slightly higher than the amount expended during fiscal 2003.

        In relation to acquisitions completed during the past three years, we have outstanding contingent consideration totaling $16.5 million as at December 31, 2003 ($12.7 million as at March 31, 2003). The amount of the contingent consideration is not recorded as a liability unless the outcome of the contingency is determined to be beyond a reasonable doubt. The contingent consideration is based on achieving specified earnings levels, and is issued or issuable at the end of the contingency period. When the contingencies are resolved and additional consideration is distributable, we will record the fair value of the additional consideration as additional costs of the acquired businesses.

        In those operations where managements are also minority owners, the Company is party to shareholders' agreements. These agreements allow us to "call" the minority position for a predetermined formula price, which is usually equal to the multiple of trailing two-year average earnings paid by the Company for the original acquisition. Minority owners may also "put" their interest to the Company at the same price, with certain limitations. The total value of the minority shareholders' interests, as calculated in accordance with shareholders' agreements, was approximately $30 million at December 31, 2003 (March 31, 2003 — $26.0 million). While it is not our intention to acquire outstanding minority interests, this step would materially increase net earnings. On an annual basis, the impact of the acquisition of all minority interests would increase interest expense by $1.1 million, reduce income taxes by $0.3 million and reduce minority interest share of earnings by $3.2 million, resulting in an approximate increase to net earnings of $2.4 million.

Critical accounting policies

        There has been no change in the Company's critical accounting policies from those described in our annual report on Form 10-K/A for the year ended March 31, 2003.

New accounting standards

        For a discussion of recently issued accounting standards, please refer to note 4 to the accompanying condensed consolidated financial statements.

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

  •
  Changes in government policies at the federal, state/provincial or local level that may adversely impact our firearms registration processing, lawn care, textbook fulfillment or other activities.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	a)	Exhibits
		31.1-31.2	Certifications of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a).
		32.1-32.2	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	b)	Reports on Form 8-K
A Form 8-K report regarding the Company's earnings press release for the third quarter ended December 31, 2003 was filed with the SEC on January 27, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSERVICE CORPORATION
February 13, 2004
/s/ JAY S. HENNICK Jay S. Hennick President and Chief Executive Officer (Principal Executive Officer)
February 13, 2004
/s/ JOHN B. FRIEDRICHSEN John B. Friedrichsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES